Form 10-Q
period 2023-09-30
MIDDLEBY Corp
filed 2023-11-09
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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
As of November 6, 2023, there were 53,603,195 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION

QUARTER ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

ASSETS	Sep 30, 2023	Dec 31, 2022
Current assets:
Cash and cash equivalents	$167,189	$162,001
Accounts receivable, net of reserve for doubtful accounts of $23,578 and $20,295	633,169	631,134
Inventories, net	1,015,047	1,077,729
Prepaid expenses and other	131,287	125,640
Prepaid taxes	14,165	9,492
Total current assets	1,960,857	2,005,996
Property, plant and equipment, net of accumulated depreciation of $326,916 and $299,572	498,871	443,528
Goodwill	2,452,419	2,411,834
Other intangibles, net of amortization of $559,186 and $503,034	1,775,546	1,794,232
Long-term deferred tax assets	8,877	6,738
Other assets	226,038	212,538
Total assets	$6,922,608	$6,874,866

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$44,330	$45,583
Accounts payable	224,375	271,374
Accrued expenses	595,542	671,327
Total current liabilities	864,247	988,284
Long-term debt	2,535,896	2,676,741
Long-term deferred tax liability	214,021	220,204
Accrued pension benefits	5,420	14,948
Other non-current liabilities	207,809	176,942
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 63,941,790 and 63,508,855 shares issued in 2023 and 2022, respectively	148	147
Paid-in capital	463,475	408,376
Treasury stock, at cost; 10,338,764 and 9,814,480 shares in 2023 and 2022	(906,011)	(831,176)
Retained earnings	3,823,461	3,498,872
Accumulated other comprehensive loss	(285,858)	(278,472)
Total stockholders' equity	3,095,215	2,797,747
Total liabilities and stockholders' equity	$6,922,608	$6,874,866

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sep 30, 2023	Oct 1, 2022	Sep 30, 2023	Oct 1, 2022
Net sales	$980,651	$992,871	$3,028,029	$3,001,148
Cost of sales	605,329	627,639	1,880,736	1,944,664
Gross profit	375,322	365,232	1,147,293	1,056,484
Selling, general and administrative expenses	196,433	201,200	615,361	596,757
Restructuring expenses	4,448	2,327	11,698	8,231
Income from operations	174,441	161,705	520,234	451,496
Interest expense and deferred financing amortization, net	31,080	24,067	92,071	62,563
Net periodic pension benefit (other than service costs)	(2,103)	(9,944)	(6,929)	(32,244)
Other expense, net	1,072	8,529	2,642	18,478
Earnings before income taxes	144,392	139,053	432,450	402,699
Provision for income taxes	35,742	34,684	107,861	99,327
Net earnings	$108,650	$104,369	$324,589	$303,372

Net earnings per share:
Basic	$2.03	$1.94	$6.06	$5.60
Diluted	$2.01	$1.92	$5.99	$5.50
Weighted average number of shares
Basic	53,588	53,867	53,569	54,190
Dilutive common stock equivalents	569	517	623	944
Diluted	54,157	54,384	54,192	55,134
Comprehensive income	$76,504	$64,883	$317,203	$208,597

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(amounts in thousands)
(Unaudited)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, July 1, 2023	$148	$444,290	$(906,011)	$3,714,811	$(253,712)	$2,999,526
Net earnings	—	—	—	108,650	—	108,650
Currency translation adjustments	—	—	—	—	(36,602)	(36,602)
Change in unrecognized pension benefit costs, net of tax of $367	—	—	—	—	4,436	4,436
Unrealized gain on interest rate swap, net of tax of $7	—	—	—	—	20	20
Stock compensation	—	13,175	—	—	—	13,175
Stock issuance	—	6,010	—	—	—	6,010
Balance, September 30, 2023	$148	$463,475	$(906,011)	$3,823,461	$(285,858)	$3,095,215

Balance, December 31, 2022	$147	$408,376	$(831,176)	$3,498,872	$(278,472)	$2,797,747
Net earnings	—	—	—	324,589	—	324,589
Currency translation adjustments	—	—	—	—	(4,751)	(4,751)
Change in unrecognized pension benefit costs, net of tax of $461	—	—	—	—	(544)	(544)
Unrealized loss on interest rate swap, net of tax of $(731)	—	—	—	—	(2,091)	(2,091)
Stock compensation	—	35,305	—	—	—	35,305
Stock issuance	1	19,794	—	—	—	19,795
Purchase of treasury stock	—	—	(74,835)	—	—	(74,835)
Balance, September 30, 2023	$148	$463,475	$(906,011)	$3,823,461	$(285,858)	$3,095,215

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, July 2, 2022	$147	$376,898	$(806,008)	$3,261,306	$(414,373)	$2,417,970
Net earnings	—	—	—	104,369	—	104,369
Currency translation adjustments	—	—	—	—	(81,774)	(81,774)
Change in unrecognized pension benefit costs, net of tax of $2,775	—	—	—	—	17,928	17,928
Unrealized gain on interest rate swap, net of tax of $8,574	—	—	—	—	24,360	24,360
Stock compensation	—	15,761	—	—	—	15,761
Purchase of treasury stock	—	—	(71)	—	—	(71)
Balance, October 1, 2022	$147	$392,659	$(806,079)	$3,365,675	$(453,859)	$2,498,543

Balance, January 1, 2022	$147	$357,309	$(566,399)	$3,062,303	$(359,084)	$2,494,276
Net earnings	—	—	—	303,372	—	303,372
Currency translation adjustments	—	—	—	—	(201,176)	(201,176)
Change in unrecognized pension benefit costs, net of tax of $6,850	—	—	—	—	44,127	44,127
Unrealized gain on interest rate swap, net of tax of $22,389	—	—	—	—	63,604	63,604
Unrealized loss on certain investments, net of tax of $(443)	—	—	—	—	(1,330)	(1,330)
Stock compensation	—	42,641	—	—	—	42,641
Purchase of treasury stock	—	—	(239,680)	—	—	(239,680)
Purchase of capped calls, net of tax of $(2,364)	—	(7,291)	—	—	—	(7,291)
Balance, October 1, 2022	$147	$392,659	$(806,079)	$3,365,675	$(453,859)	$2,498,543
See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	Sep 30, 2023	Oct 1, 2022
Cash flows from operating activities--
Net earnings	$324,589	$303,372
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	99,058	106,917
Non-cash share-based compensation	35,305	42,641
Deferred income taxes	(6,553)	17,657
Net periodic pension benefit (other than service costs)	(6,929)	(32,244)
Other non-cash items	(684)	(32,455)
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(430)	(11,174)
Inventories, net	66,973	(214,017)
Prepaid expenses and other assets	(2,481)	(30,832)
Accounts payable	(49,188)	(47,262)
Accrued expenses and other liabilities	(86,557)	70,846
Net cash provided by operating activities	373,103	173,449
Cash flows from investing activities--
Net additions to property, plant and equipment	(69,645)	(50,914)
Purchase of intangible assets	(1,805)	(701)
Acquisitions, net of cash acquired	(67,774)	(206,253)
Net cash used in investing activities	(139,224)	(257,868)
Cash flows from financing activities--
Proceeds under Credit Facility	565,200	1,715,000
Repayments under Credit Facility	(711,692)	(1,360,750)
Premiums paid for capped call	—	(9,655)
Net repayments under international credit facilities	(495)	(24,156)
Payments of deferred purchase price	(4,079)	(7,930)
Repurchase of treasury stock	(74,544)	(239,680)
Other, net	(158)	(235)
Net cash (used in) provided by financing activities	(225,768)	72,594
Effect of exchange rates on cash and cash equivalents	(2,923)	(23,619)
Changes in cash and cash equivalents--
Net increase (decrease) in cash and cash equivalents	5,188	(35,444)
Cash and cash equivalents at beginning of year	162,001	180,362
Cash and cash equivalents at end of period	$167,189	$144,918

Non-cash investing and financing activities:
Stock issuance related to acquisition and purchase of intangible assets	$19,795	$—

See accompanying notes

THE MIDDLEBY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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
In the opinion of management, the financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the company as of September 30, 2023 and December 31, 2022, the results of operations for the three and nine months ended September 30, 2023 and October 1, 2022, cash flows for the nine months ended September 30, 2023 and October 1, 2022 and statement of stockholders' equity for the three and nine months ended September 30, 2023 and October 1, 2022.
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
b)Non-Cash Share-Based Compensation
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $13.2 million and $15.7 million for the three months period ended September 30, 2023 and October 1, 2022, respectively. Non-cash share-based compensation expense was $35.3 million and $42.6 million for the nine months period ended September 30, 2023 and October 1, 2022, respectively.
c)Income Taxes
A tax provision of $35.7 million, at an effective rate of 24.8%, was recorded during the three months period ended September 30, 2023, as compared to a $34.7 million tax provision at an effective rate of 24.9% in the prior year period. A tax provision of $107.9 million, at an effective rate of 24.9%, was recorded during the nine months period ended September 30, 2023, as compared to a $99.3 million tax provision at a 24.7% effective rate in the prior year period. The effective tax rate for the nine months period ended September 30, 2023 is higher than the comparable year rate primarily due to an increase in the UK statutory income tax rate from 19% in 2022 to a 23.5% blended rate in 2023.

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
The company’s financial assets and liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of September 30, 2023
Financial Assets:
Interest rate swaps	$—	$62,163	$—	$62,163

Financial Liabilities:
Contingent consideration	$—	$—	$60,789	$60,789
Foreign exchange derivative contracts	$—	$558	$—	$558

As of December 31, 2022
Financial Assets:
Interest rate swaps	$—	$64,985	$—	$64,985

Financial Liabilities:
Contingent consideration	$—	$—	$47,242	$47,242
Foreign exchange derivative contracts	$—	$474	$—	$474
The contingent consideration as of September 30, 2023 and December 31, 2022, relates to the earnout provisions recorded in conjunction with various purchase agreements.
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
The following table represents changes in the fair value of the contingent consideration liabilities:

September 30, 2023
Beginning balance	$47,242
Payments of contingent consideration	(4,117)
New contingent consideration	15,318
Changes in fair value	2,346
Ending balance	$60,789

e)    Consolidated Statements of Cash Flows
Cash paid for interest was $93.4 million and $57.0 million for the nine months ended September 30, 2023 and October 1, 2022, respectively. Cash payments totaling $119.4 million and $84.2 million were made for income taxes for the nine months ended September 30, 2023 and October 1, 2022, respectively.
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
The company’s potentially dilutive securities consist of shares issuable on vesting of restricted stock grants computed using the treasury method and amounted to 19,000 and 23,000 for the three months ended September 30, 2023, and October 1, 2022, respectively. The company’s potentially dilutive securities consist of shares issuable on vesting of restricted stock grants computed using the treasury method and amounted to 9,000 and 12,000 for the nine months ended September 30, 2023 and October 1, 2022, respectively. For the nine months ended September 30, 2023 and October 1, 2022, the average market price of the company's common stock exceeded the exercise price of the Convertible Notes (as defined below) resulting in 614,000 and 932,000 diluted common stock equivalents to be included in the diluted net earnings per share, respectively. There have been no material conversions to date. See Note 12, Financing Arrangements for further details on the Convertible Notes. There were no anti-dilutive restricted stock grants excluded from common stock equivalents in any period presented.

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
The company completed no material acquisitions during the nine months ended September 30, 2023.
Other 2022 Acquisitions
During 2022, the company completed various acquisitions that were not individually material. The following estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition dates for the other 2022 acquisitions and are summarized as follows (in thousands):

	Preliminary Opening Balance Sheet	Preliminary Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$25,860	$159	$26,019
Current assets	115,264	(8,653)	106,611
Property, plant and equipment	44,598	615	45,213
Goodwill	139,633	8,945	148,578
Other intangibles	93,147	7,018	100,165
Long-term deferred tax asset	426	635	1,061
Other assets	1,420	3,209	4,629
Current portion of long-term debt	(22,841)	2,043	(20,798)
Current liabilities	(57,158)	(2,611)	(59,769)
Long term debt	(5,646)	(3,995)	(9,641)
Long-term deferred tax liability	(23,137)	1,994	(21,143)
Other non-current liabilities	(19,061)	(7,022)	(26,083)

Consideration paid at closing	$292,505	$2,337	$294,842

Contingent consideration	19,105	3,969	23,074

Net assets acquired and liabilities assumed	$311,610	$6,306	$317,916
The net long-term deferred tax liability amounted to $20.1 million. The net deferred tax liability is comprised of $20.9 million related to the difference between the book and tax basis of identifiable intangible assets and $0.8 million net deferred tax asset related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.
The goodwill and $46.0 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $31.5 million allocated to customer relationships, $16.0 million allocated to developed technology, and $6.7 million allocated to backlog, which are being amortized over periods of 7 to 9 years, 5 to 11 years, and 3 to 12 months, respectively. Goodwill of $113.8 million and other intangibles of $63.8 million are allocated to the Food Processing Equipment Group for segment reporting purposes. Goodwill of $32.5 million and other intangibles of $35.6 million are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. Goodwill of $2.3 million and other intangibles of $0.8 million are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. Of these assets, goodwill of $21.5 million and intangibles of $11.9 million are expected to be deductible for tax purposes.

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
The company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the company is waiting for additional information necessary to finalize those fair values for certain acquisitions completed during 2022. Certain intangible assets are preliminarily valued using historical information from the Commercial Foodservice Equipment Group, Food Processing Equipment Group and Residential Kitchen Equipment Group and qualitative assessments of the individual businesses at acquisition date. Specifically, the company estimated the fair values of the intangible assets based on the percentage of purchase price assigned to similar intangible assets in previous acquisitions. Thus, the provisional measurements of fair values set forth above are subject to change. The company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.
Other 2023 Acquisitions
During 2023, the company completed various acquisitions that were not individually material. The following estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition dates for the other 2023 acquisitions and are summarized as follows (in thousands):

	Preliminary Opening Balance Sheet	Preliminary Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$3,102	$—	$3,102
Current assets	9,964	542	10,506
Property, plant and equipment	21,954	—	21,954
Goodwill	38,422	1,089	39,511
Other intangibles	34,337	(713)	33,624
Current liabilities	(3,774)	(1,091)	(4,865)
Long-term deferred tax liability	(958)	—	(958)
Other non-current liabilities	(12,099)	—	(12,099)

Consideration paid at closing	$90,948	$(173)	$90,775

Contingent consideration	14,743	—	14,743

Net assets acquired and liabilities assumed	$105,691	$(173)	$105,518
The net long-term deferred tax liability amounted to $1.0 million. The net deferred tax liability is comprised of $0.4 million related to the difference between the book and tax basis of identifiable intangible assets and $0.6 million related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.
The goodwill and $17.9 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $7.2 million allocated to customer relationships, and $7.9 million allocated to developed technology, and $0.6 million allocated to backlog, which are being amortized over periods of 7 years, 7 to 12 years, and 9 months, respectively. Goodwill of $17.9 million and other intangibles of $7.8 million are allocated to the Food Processing Equipment Group for segment reporting purposes. Goodwill of $8.3 million and other intangibles of $14.1 million are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. Goodwill of $13.3 million and other intangibles of $11.7 million are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. Of these assets, goodwill of $37.9 million and intangibles of $32.2 million are expected to be deductible for tax purposes.

Four purchase agreements include earnout provisions providing for a contingent payment due to the sellers for the achievement of certain targets. Four earnouts are payable to the extent certain sales and EBITDA targets are met with measurement dates ending between 2024 and 2026. One earnout is payable upon the achievement of certain product rollout targets specific to the year of measurement. The contractual obligation associated with the contingent earnout provisions recognized on the acquisition date amount to $14.7 million.
The company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the company is waiting for additional information necessary to finalize those fair values for all acquisitions completed during 2023. Certain intangible assets are preliminarily valued using historical information from the Commercial Foodservice Equipment Group and Food Processing Equipment Group and qualitative assessments of the individual businesses at acquisition date. Specifically, the company estimated the fair values of the intangible assets based on the percentage of purchase price assigned to similar intangible assets in previous acquisitions. Thus, the provisional measurements of fair values set forth above are subject to change. The company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.
Pro Forma Financial Information

In accordance with ASC 805 Business Combinations, the following unaudited pro forma results of operations for the nine months ended September 30, 2023 and October 1, 2022, assumes the 2022 and 2023 acquisitions described above were completed on January 2, 2022 (first day of fiscal year 2022). The following pro forma results include adjustments to reflect amortization of intangibles associated with the acquisition and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	Nine Months Ended
	September 30, 2023	October 1, 2022
Net sales	$3,037,755	$3,115,311
Net earnings	327,032	294,878

Net earnings per share:
Basic	$6.10	$5.44
Diluted	$6.03	$5.35

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

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Three Months Ended September 30, 2023
United States and Canada	$458,529	$111,092	$116,522	$686,143
Asia	59,922	6,389	3,371	69,682
Europe and Middle East	91,112	34,250	57,474	182,836
Latin America	24,446	14,936	2,608	41,990
Total	$634,009	$166,667	$179,975	$980,651

Nine Months Ended September 30, 2023
United States and Canada	$1,385,929	$354,945	$395,236	$2,136,110
Asia	173,901	30,507	8,652	213,060
Europe and Middle East	272,252	101,808	194,631	568,691
Latin America	61,525	41,658	6,985	110,168
Total	$1,893,607	$528,918	$605,504	$3,028,029

Three Months Ended October 1, 2022
United States and Canada	$459,971	$108,449	$145,757	$714,177
Asia	55,243	7,805	11,647	74,695
Europe and Middle East	86,963	24,263	60,200	171,426
Latin America	17,380	11,832	3,361	32,573
Total	$619,557	$152,349	$220,965	$992,871

Nine Months Ended October 1, 2022
United States and Canada	$1,302,591	$297,778	$563,047	$2,163,416
Asia	148,419	15,673	27,724	191,816
Europe and Middle East	267,558	58,931	234,203	560,692
Latin America	47,281	30,863	7,080	85,224
Total	$1,765,849	$403,245	$832,054	$3,001,148

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

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

	Sep 30, 2023	Dec 31, 2022
Contract assets	$59,129	$40,438
Contract liabilities	$141,388	$185,824
Non-current contract liabilities	$15,328	$12,495

During the nine months period ended September 30, 2023, the company reclassified $32.2 million to receivables, which was included in the contract asset balance at the beginning of the period. During the nine months period ended September 30, 2023, the company recognized revenue of $99.4 million which was included in the contract liability balance at the beginning of the period. Additions to contract liabilities representing amounts billed to clients in excess of revenue recognized to date were $88.3 million during the nine months period ended September 30, 2023. In addition, contract liabilities increased due to the acquisitions during the nine months ended September 30, 2023. Substantially all of the company's outstanding performance obligations will be satisfied within 12 to 36 months. There were no contract asset impairments during the nine months period ended September 30, 2023.

6)    Other Comprehensive Income
Changes in accumulated other comprehensive income(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Unrealized Loss Certain Investments	Total
Balance as of December 31, 2022	$(205,345)	$(121,701)	$48,574	$—	$(278,472)
Other comprehensive income before reclassification	(4,751)	(2,131)	21,872	—	14,990
Amounts reclassified from accumulated other comprehensive income	—	1,587	(23,963)	—	(22,376)
Net current-period other comprehensive income	$(4,751)	$(544)	$(2,091)	—	$(7,386)
Balance as of September 30, 2023	$(210,096)	$(122,245)	$46,483	—	$(285,858)

Balance as of January 1, 2022	$(97,654)	$(249,696)	$(13,064)	$1,330	$(359,084)
Other comprehensive income before reclassification	(201,176)	44,127	55,958	(1,330)	(102,421)
Amounts reclassified from accumulated other comprehensive income	—	—	7,646	—	7,646
Net current-period other comprehensive income	$(201,176)	$44,127	$63,604	$(1,330)	$(94,775)
Balance as of October 1, 2022	$(298,830)	$(205,569)	$50,540	$—	$(453,859)

(1) As of September 30, 2023, pension and interest rate swap are net of tax of $(1.5) million and $16.1 million, respectively. During the nine months ended September 30, 2023, the adjustments to pension and interest rate swap were net of tax of $0.5 million and $(0.7) million, respectively. As of October 1, 2022, pension, interest rate swap, and gain on investment amounts are net of tax of $(32.6) million and $17.9 million, respectively. During the nine months ended October 1, 2022, the adjustments to pension, unrealized gain/(loss) interest rate swap, and loss on investments were net of tax of $6.9 million, $22.4 million, and $(0.4) million, respectively.
Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sep 30, 2023	Oct 1, 2022	Sep 30, 2023	Oct 1, 2022
Net earnings	$108,650	$104,369	$324,589	$303,372
Currency translation adjustment	(36,602)	(81,774)	(4,751)	(201,176)
Pension liability adjustment, net of tax	4,436	17,928	(544)	44,127
Unrealized gain (loss) on interest rate swaps, net of tax	20	24,360	(2,091)	63,604
Unrealized loss on certain investments, net of tax	—	—	—	(1,330)
Comprehensive income	$76,504	$64,883	$317,203	$208,597
7)    Inventories
Inventories are composed of material, labor and overhead and are stated at the lower of cost or net realizable value. Costs for inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at September 30, 2023 and December 31, 2022 are as follows (in thousands):

	Sep 30, 2023	Dec 31, 2022
Raw materials and parts	$529,698	$595,325
Work-in-process	94,057	86,083
Finished goods	391,292	396,321
	$1,015,047	$1,077,729

8)    Goodwill
Changes in the carrying amount of goodwill for the nine months ended September 30, 2023 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of December 31, 2022	$1,309,776	$350,303	$751,755	$2,411,834
Goodwill acquired during the year	8,256	17,923	13,332	39,511
Measurement period adjustments to goodwill acquired in prior year	2,412	1,540	—	3,952
Exchange effect	(4,573)	(1,591)	3,286	(2,878)
Balance as of September 30, 2023	$1,315,871	$368,175	$768,373	$2,452,419

The annual impairment assessment for goodwill and indefinite-lived intangible assets is performed as of the first day of the fourth quarter and since that assessment, the company does not believe there are any indicators of impairment requiring subsequent analysis. This is supported by the review of order rates, backlog levels and financial performance across business segments.

9)    Intangibles

Intangible assets consist of the following (in thousands):

	September 30, 2023			December 31, 2022
	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	7.2	$839,507	$(509,610)	7.6	$839,811	$(460,885)
Backlog	0.0	7,496	(7,286)	0.1	8,301	(6,352)
Developed technology	8.4	97,886	(42,290)	8.3	79,763	(35,797)
		$944,889	$(559,186)		$927,875	$(503,034)
Indefinite-lived assets:
Trademarks and tradenames		$1,389,843			$1,369,391

The aggregate intangible amortization expense was $18.9 million and $19.8 million for the three months period ended September 30, 2023 and October 1, 2022, respectively. The aggregate intangible amortization expense was $56.6 million and $69.9 million for the nine months period ended September 30, 2023 and October 1, 2022, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Twelve Month Period coinciding with the end of the company's Fiscal Third Quarter	Amortization Expense

2024	$66,884
2025	57,668
2026	55,416
2027	47,063
2028	40,934
Thereafter	117,738
$385,703

10)    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	Sep 30, 2023	Dec 31, 2022
Contract liabilities	$141,388	$185,824
Accrued payroll and related expenses	115,363	122,861
Accrued warranty	87,327	82,096
Accrued customer rebates	56,357	70,706
Accrued short-term leases	26,634	25,250
Accrued sales and other tax	24,889	24,044
Accrued contingent consideration	19,720	20,529
Accrued professional fees	18,442	19,541
Accrued agent commission	16,788	17,381
Accrued product liability and workers compensation	11,150	11,326
Other accrued expenses	77,484	91,769

	$595,542	$671,327

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
A rollforward of the warranty reserve is as follows (in thousands):

Nine Months Ended
Sep 30, 2023
Balance as of December 31, 2022	$82,096
Warranty reserve related to acquisitions	290
Warranty expense	67,892
Warranty claims	(62,951)
Balance as of September 30, 2023	$87,327

12)    Financing Arrangements

	Sep 30, 2023	Dec 31, 2022
	(in thousands)
Senior secured revolving credit line	$148,645	$251,805
Term loan facility	951,819	975,785
Delayed draw term loan facility	731,250	750,000
Convertible senior notes	740,602	737,918
Foreign loans	7,169	5,917
Other debt arrangement	741	899
Total debt	2,580,226	2,722,324
Less: Current maturities of long-term debt	44,330	45,583
Long-term debt	$2,535,896	$2,676,741
Credit Facility
As of September 30, 2023, the company had $1.8 billion of borrowings outstanding under its credit facility (the "Credit Facility"), including $956.3 million outstanding under the term loan ($951.8 million, net of unamortized issuance fees) and $731.3 million outstanding under the delayed draw term loan. The company also had $1.6 million in outstanding letters of credit as of September 30, 2023, which reduces the borrowing availability under the Credit Facility. Remaining borrowing capacity under this facility was $2.6 billion at September 30, 2023.
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
At September 30, 2023, borrowings under the Credit Facility accrued interest at a rate of 1.625% above the daily simple or term Secured Overnight Financing Rate (“SOFR”) per annum or 0.625% above the highest of the prime rate, the federal funds rate plus 0.50% and one month Term SOFR plus 1.00%. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. As of September 30, 2023, borrowings under the Credit Facility accrued interest at a minimum of 1.625% above SOFR and the variable unused commitment fee will be at a minimum of 0.25%. Borrowings under the Credit Facility accrue interest at a minimum of 1.625% above the daily simple SOFR or term SOFR for the applicable interest period (each of which includes a spread adjustment of 0.10%). The average interest rate per annum, inclusive of hedging instruments, on the debt under the Credit Facility was equal to 5.11% at the end of the period and the variable commitment fee was equal to 0.25% per annum as of September 30, 2023.
The term loan and delayed draw term loan facilities had an average interest rate per annum, inclusive of hedging instruments, of 4.94% as of September 30, 2023.
In addition, the company has international credit facilities to fund working capital needs outside the United States. At September 30, 2023, these foreign credit facilities amounted to $7.2 million in U.S. Dollars with a weighted average per annum interest rate of approximately 1.56%.
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

	Sep 30, 2023		Dec 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt excluding convertible senior notes	$1,839,624	$1,844,055	$1,984,406	$1,989,871

The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At September 30, 2023, the company had outstanding floating-to-fixed interest rate swaps totaling $208.0 million notional amount carrying an average interest rate of 1.55% maturing in less than 12 months and $740.0 million notional amount carrying an average interest rate of 1.69% that mature in more than 12 months but less than 53 months.

At September 30, 2023, the company was in compliance with all covenants pursuant to its borrowing agreements.

Convertible Notes
The following table summarizes the outstanding principal amount and carrying value of the Convertible Notes:

	Sep 30, 2023	Dec 31, 2022
	(in thousands)
Principal amounts:
Principal	$747,499	$747,499
Unamortized issuance costs	(6,897)	(9,581)
Net carrying amount	$740,602	$737,918
The following table summarizes total interest expense recognized related to the Convertible Notes:

	Three Months Ended		Nine Months Ended
	Sep 30, 2023	Oct 1, 2022	Sep 30, 2023	Oct 1, 2022
Contractual interest expense	$1,847	$1,848	$5,585	$5,606
Interest cost related to amortization of issuance costs	889	888	2,685	2,688
Total interest expense	$2,736	$2,736	$8,270	$8,294
The estimated fair value of the Convertible Notes was $837.8 million as of September 30, 2023 and was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 1(d), Fair Value Measurements, in these Notes to the Condensed Consolidated Financial Statement. The if-converted value of the Convertible Notes did not exceed their respective principal value as of September 30, 2023.

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
13)    Financial Instruments
Foreign Exchange: The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The notional amount of foreign currency contracts outstanding was $224.6 million and $562.5 million as of September 30, 2023 and December 31, 2022, respectively. The fair value of the forward and option contracts was a loss of $0.6 million at the end of the third quarter of 2023.
Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swapped one-month LIBOR for fixed rates. In February 2022, the company entered into an additional floating-to-fixed interest rate swap agreement that uses a daily SOFR in lieu of LIBOR. In April 2023, all outstanding LIBOR swap agreements were amended to one month term SOFR. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of September 30, 2023, the fair value of these instruments was an asset of $62.2 million. The change in fair value of these swap agreements in the first nine months of 2023 was a loss of $2.1 million, net of taxes.
The following table summarizes the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated Balance Sheet Presentation	Sep 30, 2023	Dec 31, 2022
Fair value	Prepaid expense and other	$3,288	$6,805
Fair value	Other assets	$58,875	$58,180
The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended		Nine Months Ended
	Presentation of Gain/(loss)	Sep 30, 2023	Oct 1, 2022	Sep 30, 2023	Oct 1, 2022
Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$8,706	$33,105	$21,141	$78,347
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$8,679	$171	$23,963	$(7,646)
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
Net Sales Summary
(dollars in thousands)

	Three Months Ended				Nine Months Ended
	Sep 30, 2023		Oct 1, 2022		Sep 30, 2023		Oct 1, 2022
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$634,009	64.7%	$619,557	62.4%	$1,893,607	62.5%	$1,765,849	58.8%
Food Processing	166,667	17.0	152,349	15.3	528,918	17.5	403,245	13.5
Residential Kitchen	179,975	18.3	220,965	22.3	605,504	20.0	832,054	27.7
Total	$980,651	100.0%	$992,871	100.0%	$3,028,029	100.0%	$3,001,148	100.0%

The following table summarizes the results of operations for the company's business segments (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other (1)	Total
Three Months Ended September 30, 2023
Net sales	$634,009	$166,667	$179,975	$—	$980,651
Income (loss) from operations (2, 3)	158,582	37,472	10,915	(32,528)	174,441
Depreciation expense (4)	6,957	1,924	3,304	403	12,588
Amortization expense (5)	13,959	2,677	2,280	1,777	20,693
Net capital expenditures	7,056	6,672	6,825	777	21,330

Nine Months Ended September 30, 2023
Net sales	$1,893,607	$528,918	$605,504	$—	$3,028,029
Income (loss) from operations (2, 3)	452,113	111,483	51,197	(94,559)	520,234
Depreciation expense (4)	20,134	5,910	10,070	974	37,088
Amortization expense (5)	42,905	6,946	6,768	5,351	61,970
Net capital expenditures	34,805	11,744	20,579	2,517	69,645

Total assets	$3,775,421	$1,030,366	$1,976,071	$140,750	$6,922,608

Three Months Ended October 1, 2022
Net sales	$619,557	$152,349	$220,965	$—	$992,871
Income (loss) from operations (2, 3)	142,999	27,661	29,788	(38,743)	161,705
Depreciation expense (4)	5,822	1,591	1,861	205	9,479
Amortization expense (5)	14,124	4,470	1,289	1,778	21,661
Net capital expenditures	10,235	2,959	5,211	376	18,781

Nine Months Ended October 1, 2022
Net sales	$1,765,849	$403,245	$832,054	$—	$3,001,148
Income (loss) from operations (2, 3)	390,218	66,164	100,811	(105,697)	451,496
Depreciation expense (4)	17,478	4,281	9,271	578	31,608
Amortization expense (5)	41,169	8,319	20,448	5,373	75,309
Net capital expenditures	23,165	10,121	16,457	1,171	50,914

Total assets	$3,716,686	$857,891	$1,949,883	$147,401	$6,671,861

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
(5)Includes amortization of deferred financing costs and Convertible Notes issuance costs.

Geographic Information
Long-lived assets, not including goodwill and other intangibles (in thousands):

	Sep 30, 2023	Oct 1, 2022
United States and Canada	$525,347	$470,952

Asia	39,294	33,432
Europe and Middle East	154,794	135,341
Latin America	14,351	12,377
Total international	$208,439	$181,150
	$733,786	$652,102
15)    Employee Retirement Plans
The following table summarizes the company's net periodic pension benefit related to the AGA Group pension plans (in thousands):

	Three Months Ended		Nine Months Ended
	Sep 30, 2023	Oct 1, 2022	Sep 30, 2023	Oct 1, 2022
Net Periodic Pension Benefit:
Interest cost	11,606	5,881	$34,220	$18,867
Expected return on assets	(14,816)	(17,505)	(43,687)	(56,155)
Amortization of net loss	7	847	21	2,716
Amortization of prior service cost	657	611	1,939	1,960
	$(2,546)	$(10,166)	$(7,507)	$(32,612)

The pension costs for all other plans of the company were not material during the period. The service cost component is recognized within Selling, general and administrative expenses and the non-operating components of pension benefit are included within Net periodic pension benefit (other than service cost) in the Condensed Consolidated Statements of Comprehensive Income.
16)    Share Repurchases
In November 2017, the company's Board of Directors approved a stock repurchase program authorizing the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. In May 2022, the company's Board of Directors approved the company to repurchase an additional 2,500,000 shares of its outstanding common stock under the current program. During the three months ended September 30, 2023, the company purchased zero shares of its common stock under the program. During the nine months ended September 30, 2023, the company repurchased 397,738 shares of its common stock under the program for $55.6 million, including applicable commissions and excise tax, which represented an average price of $139.68. As of September 30, 2023, 3,116,364 shares had been purchased under the stock repurchase program and 1,883,636 shares remained authorized for repurchase.

The company also treats shares withheld for tax purposes on behalf of employees in connection with the vesting of restricted share grants as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. During the nine months ended September 30, 2023, the company repurchased 126,550 shares of its common stock that were surrendered to the company for withholding taxes related to restricted stock vestings for $19.7 million.

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

Current Events

Inflation and Interest Rate Environment

The company has been negatively impacted by inflation in wages, logistics, energy, raw materials and component costs. Price increases and pricing strategies have been implemented to mitigate the impact of cost inflation on margins and the company continues to actively monitor costs. There is a delay, however, in the realization of pricing due to lead times of orders in the backlog and global supply chain and logistics constraints. High inflation has led to increased interest rates throughout 2022 and through the first six months of 2023, which combined with global macroeconomic uncertainty can impact customer demand. Most notably in our residential segment, we have faced recent demand headwinds. We remain focused on delivering strong financial results and executing on our long-term strategy and profitability objectives.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Nine Months Ended
	Sep 30, 2023		Oct 1, 2022		Sep 30, 2023		Oct 1, 2022
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$634,009	64.7%	$619,557	62.4%	$1,893,607	62.5%	$1,765,849	58.8%
Food Processing	166,667	17.0	152,349	15.3	528,918	17.5	403,245	13.5
Residential Kitchen	179,975	18.3	220,965	22.3	605,504	20.0	832,054	27.7
Total	$980,651	100.0%	$992,871	100.0%	$3,028,029	100.0%	$3,001,148	100.0%

Results of Operations
 The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods:

	Three Months Ended		Nine Months Ended
	Sep 30, 2023	Oct 1, 2022	Sep 30, 2023	Oct 1, 2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.7	63.2	62.1	64.8
Gross profit	38.3	36.8	37.9	35.2
Selling, general and administrative expenses	20.0	20.3	20.3	19.9
Restructuring	0.5	0.2	0.4	0.3
Income from operations	17.8	16.3	17.2	15.0
Interest expense and deferred financing amortization, net	3.2	2.4	3.0	2.1
Net periodic pension benefit (other than service costs)	(0.2)	(1.0)	(0.2)	(1.1)
Other expense, net	0.1	0.9	0.1	0.6
Earnings before income taxes	14.7	14.0	14.3	13.4
Provision for income taxes	3.6	3.5	3.6	3.3
Net earnings	11.1%	10.5%	10.7%	10.1%

Three Months Ended September 30, 2023 as compared to Three Months Ended October 1, 2022
NET SALES. Net sales for the three months period ended September 30, 2023 decreased by $12.2 million or 1.2% to $980.7 million as compared to $992.9 million in the three months period ended October 1, 2022. Net sales increased by $18.0 million, or 1.8%, from the fiscal 2022 acquisitions of CP Packaging, Colussi Ermes, Escher, Marco, and the fiscal 2023 acquisitions of Flavor Burst, Blue Sparq, Filtration Automation, Terry, and Trade-Wind. Excluding acquisitions, net sales decreased $30.2 million, or 3.0%, from the prior year period. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the three months period ended September 30, 2023 increased net sales by approximately $13.2 million or 1.3%. Excluding the impact of foreign exchange and acquisitions, sales decreased 4.4% for the three months period ended September 30, 2023 as compared to the prior year period, including a net sales increase of 0.2% at the Commercial Foodservice Equipment Group, a net sales increase of 1.2% at the Food Processing Equipment Group and a net sales decrease of 21.0% at the Residential Kitchen Equipment Group.
•Net sales of the Commercial Foodservice Equipment Group increased by $14.4 million, or 2.3%, to $634.0 million in the three months period ended September 30, 2023, as compared to $619.6 million in the prior year period. Net sales from the acquisitions of Marco, Flavor Burst, Blue Sparq, and Terry, which were acquired on December 20, 2022, January 24, 2023, April 3, 2023 and July 5, 2023, respectively, accounted for an increase of $8.0 million during the three months period ended September 30, 2023. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $6.4 million, or 1.0%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales increased $1.1 million, or 0.2%, at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales decrease of $1.5 million, or 0.3%, to $458.5 million, as compared to $460.0 million in the prior year period. This includes an increase of $3.7 million from the recent acquisitions. Excluding the acquisitions, the net decrease in domestic sales was $5.2 million, or 1.1%. The decrease in domestic sales is related to slow market conditions. International sales increased $15.9 million, or 10.0%, to $175.5 million, as compared to $159.6 million in the prior year period. This includes an increase of $4.3 million from the recent acquisitions and an increase of $5.3 million related to the favorable impact of exchange rates. Excluding the impact of foreign exchange and acquisitions, the net sales increase in international sales was $6.3 million, or 3.9%. The increase in international sales is related to improvements in market conditions, primarily in the Asia and Latin American markets.
•Net sales of the Food Processing Equipment Group increased by $14.4 million, or 9.5%, to $166.7 million in the three months period ended September 30, 2023, as compared to $152.3 million in the prior year period. Net sales from the acquisitions of CP Packaging, Colussi Ermes, Escher, and Filtration Automation, which were acquired on July 12, 2022, July 27, 2022, November 10, 2022, and June 13, 2023, respectively, accounted for an increase of $9.2 million during the three months period ended September 30, 2023. Excluding the impact of acquisitions, net sales of the Food Processing Equipment Group increased $5.2 million, or 3.4%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales increased $1.9 million, or 1.2%, at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $2.7 million, or 2.5%, to $111.1 million, as compared to $108.4 million in the prior year period. This includes an increase of $4.5 million from the recent acquisitions. Excluding the acquisitions, the net decrease in domestic sales was $1.8 million, or 1.7%. International sales increased $11.7 million, or 26.7%, to $55.6 million, as compared to $43.9 million in the prior year period. This includes an increase of $4.7 million from the recent acquisitions and an increase of $3.3 million related to the favorable impact of exchange rates. Excluding the impact of foreign exchange and acquisitions, the net sales increase in international sales was $3.7 million, or 8.4%. The increase in international sales is primarily related to bakery products.
•Net sales of the Residential Kitchen Equipment Group decreased by $41.0 million, or 18.6%, to $180.0 million in the three months period ended September 30, 2023, as compared to $221.0 million in the prior year period. Excluding the impact of the acquisition of Trade-Wind, acquired August 1, 2023, net sales decreased $41.8 million, or 18.9%. Excluding the impact of foreign exchange and the acquisition, net sales decreased $46.4 million, or 21.0% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales decrease of $29.3 million, or 20.1%, to $116.5 million, as compared to $145.8 million in the prior year period. Excluding the acquisitions, the net decrease in domestic sales was $30.1 million, or 20.6%. International sales decreased $11.7 million, or 15.6%, to $63.5 million, as compared to $75.2 million in the prior year period. This includes an increase of $4.6 million related to the favorable impact of exchange rates. Excluding the impact of foreign exchange, the net sales decrease in international sales was $16.3 million, or 21.7%. The decrease in domestic and international sales was primarily driven by challenging market conditions and higher inventory levels in the channel.

GROSS PROFIT. Gross profit increased to $375.3 million in the three months period ended September 30, 2023, as compared to $365.2 million in the prior year period, primarily reflecting higher sales volumes at the Commercial Foodservice Equipment Group and Food Processing Equipment Group. The impact of foreign exchange rates increased gross profit by approximately $4.6 million. The gross margin rate was 38.3% in the three months period ended September 30, 2023, as compared to 36.8% in the prior year period, primarily driven by higher sales volumes and improvements in product mix.

•Gross profit at the Commercial Foodservice Equipment Group increased by $20.0 million, or 8.5%, to $255.3 million in the three months period ended September 30, 2023, as compared to $235.3 million in the prior year period. Gross profit from the acquisitions of Marco, Flavor Burst, Blue Sparq, and Terry increased gross profit by $3.5 million. Excluding acquisitions, gross profit increased by $16.5 million. The impact of foreign exchange rates increased gross profit by approximately $1.7 million. The gross margin rate increased to 40.3%, as compared to 38.0% in the prior year period related to higher sales volumes and improved product mix. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 40.3%.

•Gross profit at the Food Processing Equipment Group increased by $11.1 million, or 20.1%, to $66.4 million in the three months period ended September 30, 2023, as compared to $55.3 million in the prior year period. Gross profit from the acquisitions of CP Packaging, Colussi Ermes, Escher, and Filtration Automation increased gross profit by $3.4 million. Excluding acquisitions, gross profit increased by $7.7 million related to higher sales volumes. The impact of foreign exchange rates increased gross profit by approximately $1.3 million. The gross profit margin rate increased to 39.8%, as compared to 36.3% in the prior year period. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 40.0%.

•Gross profit at the Residential Kitchen Equipment Group decreased by $20.4 million, or 27.2%, to $54.5 million in the three months period ended September 30, 2023, as compared to $74.9 million in the prior year period. The impact of foreign exchange rates increased gross profit by approximately $1.6 million. Excluding the acquisition, gross profit decreased by $20.7 million. The gross margin rate decreased to 30.3%, as compared to 33.9% in the prior year period. The gross margin rate excluding the acquisition and the impact of foreign exchange was 30.1%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses decreased to $196.4 million in the three months period ended September 30, 2023, as compared to $201.2 million in the three months period ended October 1, 2022. As a percentage of net sales, selling, general, and administrative expenses were 20.0% in the three months period ended September 30, 2023 as compared to 20.3% in the three months period ended October 1, 2022.

Selling, general and administrative expenses reflect increased costs of $6.4 million associated with acquisitions, including $1.5 million of intangible amortization expense. Selling, general and administrative expenses decreased primarily due to lower compensation costs, selling and marketing expenses and intangible amortization expense. Foreign exchange rates had an unfavorable impact of $2.5 million.

RESTRUCTURING EXPENSES. Restructuring expenses increased $2.1 million to $4.4 million for the three months period ended September 30, 2023, as compared to $2.3 million for the three months period ended October 1, 2022. Restructuring expenses in the three months period ended September 30, 2023 related primarily to headcount reductions and facility consolidations within the Residential Kitchen Equipment Group and Commercial Foodservice Group. Restructuring expenses in the three months period ended October 1, 2022 related primarily to headcount reductions and facility consolidations within the Residential Kitchen Equipment Group.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $31.1 million in the three months period ended September 30, 2023, as compared to $24.1 million in the prior year period primarily reflecting higher interest rates and borrowings levels on our current debt structure. Net periodic pension benefit (other than service costs) decreased $7.8 million to $2.1 million in the three months period ended September 30, 2023, as compared to $9.9 million in the prior year period related to the increase in discount rate used to calculate the interest cost. Other expense was $1.1 million in the three months period ended September 30, 2023, as compared to $8.5 million in the prior year period and consists mainly of foreign exchange gains and losses.

INCOME TAXES. A tax provision of $35.7 million, at an effective rate of 24.8%, was recorded during the three months period ended September 30, 2023, as compared to $34.7 million at an effective rate of 24.9%, in the prior year period. The effective tax rate for the three months period ended September 30, 2023 is lower than the comparable year rate primarily due to tax refunds, partially offset byan increase in the UK statutory income tax rate from 19% in 2022 to a 23.5% blended rate in 2023.

Nine Months Ended September 30, 2023 as compared to Nine Months Ended October 1, 2022
NET SALES. Net sales for the nine months period ended September 30, 2023 increased by $26.8 million, or 0.9%, to $3,028.0 million as compared to $3,001.2 million in the nine months period ended October 1, 2022. Net sales increased by $107.8 million, or 3.6%, from the fiscal 2022 acquisitions of Kloppenberg, Proxaut, Icetro, CP Packaging, Colussi Ermes, Escher, Marco, and the fiscal 2023 acquisitions of Flavor Burst, Blue Sparq, Filtration Automation, Terry, and Trade-Wind. Excluding acquisitions, net sales decreased $81.0 million, or 2.7%, from the prior year period. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the nine months period ended September 30, 2023 increased net sales by approximately $0.2 million. Excluding the impact of foreign exchange and acquisitions, sales decreased 2.7% for the nine months period ended September 30, 2023 as compared to the prior year period, including a net sales increase of 4.6% at the Commercial Foodservice Equipment Group, a net sales increase of 16.3% at the Food Processing Equipment Group and a net sales decrease of 27.4% at the Residential Kitchen Equipment Group.
•Net sales of the Commercial Foodservice Equipment Group increased by $127.7 million, or 7.2%, to $1,893.6 million in the nine months period ended September 30, 2023, as compared to $1,765.9 million in the prior year period. Net sales from the acquisitions of Kloppenberg, Icetro, Marco, Flavor Burst, Blue Sparq, and Terry, which were acquired on April 25, 2022, June 30, 2022, December 20, 2022, January 24, 2023, April 3, 2023 and July 5, 2023, respectively, accounted for an increase of $49.2 million during the nine months period ended September 30, 2023. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $78.5 million, or 4.4%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales increased $80.6 million, or 4.6%, at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales increase of $83.3 million, or 6.4%, to $1,385.9 million, as compared to $1,302.6 million in the prior year period. This includes an increase of $20.7 million from recent acquisitions. Excluding acquisitions, the net increase in domestic sales was $62.6 million, or 4.8%. The increase in domestic sales is related to higher shipments, product mix impacts, and price increases. International sales increased $44.4 million, or 9.6%, to $507.7 million, as compared to $463.3 million in the prior year period. This includes an increase of $28.5 million from the recent acquisitions and a decrease of $2.1 million related to the unfavorable impact of exchange rates. Excluding the impact of foreign exchange and acquisitions, the net sales increase in international sales was $18.0 million, or 3.9%. The increase in international revenues is related to improvements in market conditions, primarily in the Asia and Latin American markets.
•Net sales of the Food Processing Equipment Group increased by $125.7 million, or 31.2%, to $528.9 million in the nine months period ended September 30, 2023, as compared to $403.2 million in the prior year period. Net sales from the acquisitions of Proxaut, CP Packaging, Colussi Ermes, Escher, and Filtration Automation, which were acquired on June 29, 2022, July 12, 2022, July 27, 2022, November 10, 2022, and June 13, 2023, respectively, accounted for an increase of $57.2 million during the nine months period ended September 30, 2023. Excluding the impact of acquisitions, net sales of the Food Processing Equipment Group increased $68.5 million, or 17.0%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales increased $65.9 million, or 16.3%, at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $57.1 million, or 19.2%, to $354.9 million, as compared to $297.8 million in the prior year period. This includes an increase of $21.3 million from recent acquisitions. International sales increased $68.6 million, or 65.1%, to $174.0 million, as compared to $105.4 million in the prior year period. This includes an increase of $35.9 million from the recent acquisitions and an increase of $2.6 million related to the favorable impact of exchange rates. Excluding the impact of foreign exchange and acquisitions, the net sales increase in international sales was $30.1 million, or 28.6%. The increase in domestic and international sales reflects growth driven by both bakery and protein products.
•Net sales of the Residential Kitchen Equipment Group decreased by $226.6 million, or 27.2%, to $605.5 million in the nine months period ended September 30, 2023, as compared to $832.1 million in the prior year period. Excluding the impact of the acquisition of Trade-Wind, net sales decreased $228.0 million, or 27.4%. Excluding the impact of foreign exchange, net sales decreased $227.7 million, or 27.4%, at the Residential Kitchen Equipment Group. Domestically, the company realized a sales decrease of $167.9 million, or 29.8%, to $395.2 million, as compared to $563.1 million in the prior year period. Excluding the impact of acquisition, net sales of the Residential Kitchen Equipment Group decreased $168.7 million, or 30.0%, as compared to the prior year period. International sales decreased $58.7 million, or 21.8%, to $210.3 million, as compared to $269.0 million in the prior year period. This includes a decrease of $0.3 million related to the unfavorable impact of exchange rates. Excluding the impact of foreign exchange and acquisition, the net sales decrease in international sales was $59.0 million, or 21.9%. The decrease in domestic and international sales was primarily driven by challenging market conditions and higher inventory levels in the channel.

GROSS PROFIT. Gross profit increased to $1,147.3 million in the nine months period ended September 30, 2023 as compared to $1,056.5 million in the prior year period, primarily reflecting higher sales volumes at the Commercial Foodservice Equipment Group and Food Processing Equipment Group. The impact of foreign exchange rates decreased gross profit by approximately $1.1 million. The gross margin rate was 37.9% in the nine months period ended September 30, 2023 as compared to 35.2% in the nine months period ended October 1, 2022 primarily reflecting higher sales volumes and improved product mix.

•Gross profit at the Commercial Foodservice Equipment Group increased by $98.6 million, or 15.0%, to $756.7 million in the nine months period ended September 30, 2023, as compared to $658.1 million in the prior year period. Gross profit from the acquisitions of Kloppenberg, Icetro, Marco, Flavor Burst, Blue Sparq, and Terry increased gross profit by $17.7 million. Excluding acquisitions, gross profit increased by $80.9 million. The impact of foreign exchange rates decreased gross profit by approximately $1.4 million. The gross margin rate increased to 40.0%, as compared to 37.3% in the prior year period related to higher sales volumes and improved product mix. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 40.1%.

•Gross profit at the Food Processing Equipment Group increased by $57.0 million, or 40.8%, to $196.8 million in the nine months period ended September 30, 2023, as compared to $139.8 million in the prior year period. Gross profit from the acquisitions of Proxaut, CP Packaging, Colussi Ermes, Escher, and Filtration Automation increased gross profit by $21.9 million. Excluding acquisitions, gross profit increased by $35.1 million. The impact of foreign exchange rates increased gross profit by approximately $0.4 million. The gross profit margin rate increased to 37.2%, as compared to 34.7% in the prior year period primarily related to improved product mix and acquisitions. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 37.2%.

•Gross profit at the Residential Kitchen Equipment Group decreased by $65.5 million, or 25.2%, to $194.4 million in the nine months period ended September 30, 2023, as compared to $259.9 million in the prior year period. The impact of foreign exchange rates decreased gross profit by approximately $0.1 million. The gross margin rate increased to 32.1%, as compared to 31.2% in the prior year period. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 32.1%. Gross profit margins in the prior year were negatively impacted by acquisitions, including $15.1 million of acquisition related inventory step-up charges.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased to $615.4 million in the nine months period ended September 30, 2023, as compared to $596.8 million in the nine months period ended October 1, 2022. As a percentage of net sales, selling, general, and administrative expenses were 20.3% in the nine months period ended September 30, 2023, as compared to 19.9% in the nine months period ended October 1, 2022.

Selling, general and administrative expenses reflect increased costs of $28.1 million associated with acquisitions, including $4.7 million of intangible amortization expense. Selling, general and administrative expenses decreased related to lower intangible amortization expense, partially offset by higher compensation costs and selling and marketing expenses. Foreign exchange rates had a favorable impact of $0.4 million.

RESTRUCTURING EXPENSES. Restructuring expenses increased $3.5 million to $11.7 million in the nine months period ended September 30, 2023 from $8.2 million in the nine months period ended October 1, 2022. Restructuring expenses in the nine months period ended September 30, 2023 related primarily to headcount reductions and facility consolidations within the Commercial Foodservice Equipment Group and Residential Kitchen Equipment Group. Restructuring expenses in the nine months period ended October 1, 2022 related primarily to non-cash restructuring valuation allowances on balances associated with activities in Russia and headcount reductions and facility consolidations within the Commercial Foodservice Equipment Group and Residential Kitchen Equipment Group.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $92.1 million in the nine months period ended September 30, 2023, as compared to $62.6 million in the prior year period, reflecting the increase in interest rates and borrowing levels under our current credit facility. Net periodic pension benefit (other than service costs) decreased $25.3 million to $6.9 million in the nine months period ended September 30, 2023, as compared to $32.2 million in the prior year period related to the increase in discount rate used to calculate the interest cost. Other expense was $2.6 million in the nine months period ended September 30, 2023, as compared to $18.5 million in the prior year period and consists mainly of foreign exchange gains and losses.

INCOME TAXES. A tax provision of $107.9 million, at an effective rate of 24.9%, was recorded during the nine months period ended September 30, 2023, as compared to $99.3 million at an effective rate of 24.7%, in the prior year period. The effective tax rate for the nine months period ended September 30, 2023 is higher than the comparable year rate primarily due to an increase in the UK statutory income tax rate from 19% in 2022 to a 23.5% blended rate in 2023.
Financial Condition and Liquidity

Total cash and cash equivalents increased by $5.2 million to $167.2 million at September 30, 2023 from $162.0 million at October 1, 2022. Total debt decreased to $2.6 billion at September 30, 2023 from $2.7 billion at December 31, 2022.

OPERATING ACTIVITIES. Net cash provided by operating activities after changes in assets and liabilities amounted to $373.1 million as compared to $173.4 million in the prior year.
During the nine months period ended September 30, 2023, working capital changes meaningfully impacted operating cash flows primarily driven by decreased inventory levels of $67.0 million, a decrease of $86.6 million in accrued expenses and other liabilities including impacts from the timing of payments made for taxes, various customer programs and incentive programs and a decrease in accounts payable of $49.2 million.
INVESTING ACTIVITIES. During the nine months period ended September 30, 2023, net cash used for investing activities amounted to $139.2 million. Cash used to fund acquisitions and investments amounted to $67.8 million. Additionally, $69.6 million was expended, primarily for upgrades of production equipment and manufacturing facilities.
FINANCING ACTIVITIES. Net cash flows used for financing activities amounted to $225.8 million during the nine months period ended September 30, 2023. The company’s borrowing activities during 2023 included $146.5 million of net proceeds under its Credit Facility. Additionally, the company repurchased $74.5 million of Middleby common shares during 2023. This was comprised of $19.5 million to repurchase 126,550 shares of Middleby common stock that were surrendered to the company for withholding taxes related to restricted stock vestings and $55.0 million used to repurchase 397,738 shares of its common stock under a repurchase program.
At September 30, 2023, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations:

Twelve Month Period coinciding with the end of the company's Fiscal Third Quarter	Variable Rate Debt

2024	$44,330
2025	784,303
2026	43,388
2027	1,705,112
2028 and thereafter	3,093
$2,580,226
The company is exposed to interest rate risk on its floating-rate debt. The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swapped one-month LIBOR for fixed rates. In February 2022, the company entered into an additional floating-to-fixed interest rate swap agreement that uses a daily SOFR in lieu of LIBOR. In April 2023, all outstanding LIBOR swap agreements were amended to one month term SOFR. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of September 30, 2023, the fair value of these instruments was an asset of $62.2 million. The change in fair value of these swap agreements in the first nine months of 2023 was a loss of $2.1 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.
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
Foreign Exchange Derivative Financial Instruments
The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted foreign exchange rates would not have a material impact on the company's financial position, results of operations and cash flows. The fair value of the forward and option contracts was a loss of $0.6 million at the end of the third quarter of 2023.

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
As of September 30, 2023, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended September 30, 2023, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the nine months ended September 30, 2023, except as follows:
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
July 2, 2023 to July 29, 2023	—	$—	—	1,883,636
July 30, 2023 to August 26, 2023	—	—	—	1,883,636
August 27, 2023 to September 30, 2023	—	—	—	1,883,636
Quarter ended September 30, 2023	—	$—	—	1,883,636
(1) On November 7, 2017, the company's Board of Directors resolved to terminate the company's existing share repurchase program, effective as of such date, which was originally adopted in 1998, and approved a new stock repurchase program. This program authorizes the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. In May 2022, the company's Board of Directors approved the company to repurchase an additional 2,500,000 shares of its outstanding common stock under the current program. As of September 30, 2023, the total number of shares authorized for repurchase under the program is 5,000,000. As of September 30, 2023, 3,116,364 shares had been purchased under the stock repurchase program and 1,883,636 shares remained authorized for repurchase.
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

Item 6. Exhibits

Exhibits:

Exhibit 31.1 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 –	Certification by the Principal Executive Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 32.2 –	Certification by the Principal Financial Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 101 –	Financial statements on Form 10-Q for the quarter ended September 30, 2023, filed on November 9, 2023, formatted in Inline Extensive Business Reporting Language (iXBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

Exhibit 104 –	Cover Page Interactive Data File (formatted as Inline Extensive Business Reporting Language (iXBRL) and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	November 9, 2023	By:	/s/ Bryan E. Mittelman
Bryan E. Mittelman
Chief Financial Officer