Form 10-K
period 2023-12-30
MIDDLEBY Corp
filed 2024-02-28
CIK 769520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Fiscal Year Ended December 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of July 1, 2023 was approximately $7,832,982,469.
 The number of shares outstanding of the Registrant’s class of common stock, as of February 26, 2024, was 53,603,418 shares.

Documents Incorporated by Reference
Part III of Form 10-K incorporates by reference the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2024 annual meeting of stockholders.

THE MIDDLEBY CORPORATION
DECEMBER 30, 2023
FORM 10-K ANNUAL REPORT

PART I

Item 1.      Business

General

The Middleby Corporation, a Delaware corporation (“Middleby” or the “company”), through its operating subsidiary Middleby Marshall Inc., a Delaware corporation (“Middleby Marshall”) and its subsidiaries, is a leader in the design, manufacture, marketing, distribution, and service of a broad line of (i) foodservice equipment, integrated IoT solutions and universal controllers used in all types of commercial restaurants and institutional kitchens, (ii) food preparation, cooking, baking, chilling and packaging equipment for food processing operations, and (iii) premium kitchen equipment including ranges, ovens, refrigerators, ventilation, dishwashers and outdoor cooking equipment primarily used in the residential market.

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

This commercial foodservice equipment is marketed under a portfolio of seventy-three brands, including Anets, APW Wyott, Bakers Pride, Beech Ovens, BKI, Blodgett, Blodgett Combi, Bloomfield, Blue Sparq, Britannia, Carter-Hoffmann, Celfrost, Concordia, CookTek, Crown, CTX, Desmon, Deutsche Beverage, Doyon, Eswood, EVO, Firex, Flavor Burst, Follett, Frifri, Globe, Goldstein, Holman, Houno, Hydra Rinse, Icetro, IMC, Imperial, Induc, Jade, JoeTap, Josper, Kloppenberg, L2F, Lang, Lincat, Marco, MagiKitch’n, Market Forge, Marsal, Marvel Scientific, Middleby Marshall, Newton CFV, Nieco, Nu-Vu, Perfect Fry, Pitco, Powerhouse Dynamics, QualServ, RAM, Southbend, Ss Brewtech, Star, Starline, Sveba Dahlen, Synesso, Tank, Taylor, Terry, Thor, Toastmaster, TurboChef, U-Line Commercial, Ultrafryer, Varimixer, Wells, Wild Goose Filling and Wunder-Bar.

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

Food Processing Equipment Group

The Food Processing Equipment Group offers a broad portfolio of processing solutions for customers producing protein products, such as bacon, salami, hot dogs, dinner sausages, poultry and lunchmeats and bakery products, such as muffins, cookies, crackers, pastries, bread and buns. Through its broad line of products, the company is able to deliver a wide array of food preparation, thermal processing, slicing/packaging, facility automation and equipment sanitation solutions to service a variety of food processing requirements demanded by its customers. The company can offer highly integrated full processing line solutions that provide a food processing operation with a uniquely integrated solution ensuring the highest level of food quality, product consistency, and reduced operating costs resulting from increased product yields, increased capacity, greater throughput and reduced labor costs through automation.

This food processing equipment is marketed under a portfolio of twenty-eight brands, including Alkar, Armor Inox, Auto-Bake, Baker Thermal Solutions, Burford, Colussi Ermes, Cozzini, CV-Tek, Danfotech, Drake, Escher, Filtration Automation, Glimek, Hinds-Bock, Inline Filling Systems, Key-Log, Maurer-Atmos, MP Equipment, Pacproinc, Proxaut, RapidPak, Scanico, Spooner Vicars, Stewart Systems, Sveba Dahlen, Thurne, Vemac, and VisionPak.

The products offered by this group include a wide array of cooking and baking solutions, including batch ovens, baking ovens, proofing ovens, conveyor belt ovens, continuous processing ovens, frying systems and automated thermal processing systems. The company also provides a comprehensive portfolio of complementary food preparation equipment such as tumblers, massagers, grinders, slicers, reduction and emulsion systems, mixers, blenders, battering equipment, breading equipment, seeding equipment, water cutting systems, food presses, food suspension equipment, filling and depositing solutions and forming equipment, as well as a variety of automated loading and unloading systems, automated washing systems, auto-guided vehicles, food safety, food handling, freezing, defrosting and packaging equipment. This portfolio of equipment can be integrated to provide customers a highly efficient and customized solution.

Residential Kitchen Equipment Group

The Residential Kitchen Equipment Group manufactures, sells and distributes kitchen equipment for the residential market. Principal product lines of this group are ranges, cookers, stoves, cooktops, microwaves, ovens, refrigerators, dishwashers, undercounter refrigeration, wine cellars, ice machines, beer dispensers, ventilation equipment, mixers, rotisseries and outdoor cooking equipment. These products are sold and marketed under a portfolio of twenty-four brands, including AGA, AGA Cookshop, Brava, Char-Griller, EVO, Kamado Joe, La Cornue, Leisure Sinks, Lynx, Marvel, Masterbuilt, Mercury, Novy, Rangemaster, Rayburn, Sedona, Ss Brewtech, Stanley, Synesso, Trade-Wind, TurboChef, U-Line, Varimixer and Viking.

Acquisition Strategy

The company has pursued a strategy to acquire and assemble a leading portfolio of brands and technologies for each of its three business segments. Over the past two years, the company has completed eighteen acquisitions to add to its portfolio of brands and technologies of the Commercial Foodservice Equipment Group, Food Processing Equipment Group, and the Residential Kitchen Equipment Group. These acquisitions have added thirteen brands to the Middleby portfolio and positioned the company as a leading provider of equipment in each respective industry. These acquisitions were not individually material and were acquired for an aggregate purchase price totaling $397.5 million, net of cash acquired.

Commercial Foodservice Equipment Group
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
•January 2023: The company completed its acquisition of all of the outstanding equity securities of Flavor Burst Co., LLP ("Flavor Burst"), an innovative technology used in a variety of flavored beverage and soft serve products, located in Danville, Indiana.

•April 2023: The company completed its acquisition of all of the capital stock of Blue Sparq, Inc. ("Blue Sparq"), a custom hardware and software development company also offering manufacturing services, located in Cape Coral, Florida.
•July 2023: The company completed its acquisition of all of the capital stock of Systems IV and its subsidiary Terry, LLC ("Systems IV" or "Terry"), a leader in environmentally friendly solutions to eliminate and prevent scale build up associated with water usage in commercial foodservice equipment including steam, ice and beverage products, located in Chandler, Arizona.

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
•June 2023: The company completed its acquisition of all of the capital stock of Filtration Automation, Inc. ("Filtration Automation"), a leading manufacturer of industrial cooking oil filtration machines for the protein, snack, and fish industries, located in Mansfield, Texas.

Residential Kitchen Equipment Group

•July 2023: The company completed its acquisition of all of the capital stock of Trade-Wind Manufacturing, LLC ("Trade-Wind"), a premier manufacturer of ventilation innovation for indoor and outdoor residential use, located in Phoenix, Arizona.

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

Food Processing Equipment Industry

The company's customers include a diversified base of leading food processors. Customers include several large international food processing companies, which account for a significant portion of the revenues of this business segment, although none of which is greater than 10% of net sales. A large portion of the company's revenues have been generated from producers of protein products such as bacon, salami, hot dogs, dinner sausages, poultry, lunchmeats, sous vide prepared meals and plant based/alternative protein and producers of bakery products, such as muffins, cookies, crackers, pies, bread and buns; however, the company believes that it can leverage its expertise and product development capabilities in thermal processing to organically grow into new end markets and offers unique, automated full processing line solutions.

Food processing historically was highly fragmented; however has quickly become a highly competitive landscape with the emergence of large conglomerates that possess a variety of food brands. The consolidation of food processing plants associated with industry consolidation drives a need for more flexible and efficient equipment that is capable of processing large volumes of consistent quality products in quicker cycle times. In recent years, food processors have had to conform to the demands of “big box” retailers and the restaurant industry, including, most importantly, greater product consistency and exact package weights. Food processors are beginning to realize that their old equipment is no longer capable of efficiently producing adequate uniformity in the large product volumes required, and they are turning to equipment manufacturers that offer better process control for proven product consistency, innovative packaging designs and other solutions. To protect their own brands and reputations, retailers and large restaurant chains are also dictating food safety standards that are often stricter than government regulations.

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

The global food processing equipment industry is large and growing. The company estimates demand for food processing equipment is in excess of $50.0 billion worldwide.

Residential Kitchen Equipment Industry
The company’s end-users include customers with high-end residential kitchens as well as retail dealers of residential cooking equipment. The market potential for such equipment has continued to broaden due to an increase in interest from the consumer to have professionally styled appliances with commercial inspired, higher performing features in their home as well as their outdoor entertaining space. The kitchen, both indoors and out, has been the main area in which consumers have invested the most money over the past several decades to increase the personal satisfaction and the value of their home. Other important factors which affect the market size and growth include the level of new home starts, increase in home renovations and general macro-economic factors. Macro-economic factors such as GDP growth, employment rates, inflation, interest rates and consumer confidence, which impact the overall economy, impact the residential kitchen equipment industry and cause variability in the revenues at this segment. The residential kitchen appliance industry is estimated to be in excess of $250.0 billion worldwide.

Backlog

Commercial Foodservice Equipment Group

The backlog of orders for the Commercial Foodservice Equipment Group was $395.2 million at December 30, 2023, most all of which is expected to be filled during 2024. The Commercial Foodservice Equipment Group's backlog was $750.9 million at December 31, 2022. The acquired Flavor Burst and Systems IV businesses accounted for $0.2 million of the backlog. The backlog is not necessarily indicative of the level of business expected for the year.

Food Processing Equipment Group

The backlog of orders for the Food Processing Equipment Group was $250.4 million at December 30, 2023, which is expected to be filled by the end of fiscal 2025. The Food Processing Equipment Group's backlog was $317.1 million at December 31, 2022. The acquired Filtration Automation business accounted for less than $0.1 million of the backlog.

Residential Kitchen Equipment Group

The backlog of orders for the Residential Kitchen Equipment Group was $112.1 million at December 30, 2023, all of which is expected to be filled during 2024. The Residential Kitchen Equipment Group's backlog was $175.0 million at December 31, 2022. The acquired Trade-Wind business accounted for $1.1 million of the backlog.

Marketing and Distribution

Commercial Foodservice Equipment Group

Middleby's products and services are marketed in the U.S. and in over 100 countries through a combination of the company's sales and marketing personnel, together with an extensive network of independent dealers, distributors, consultants, sales representatives and agents.

In the United States, the company distributes its products to independent end-users primarily through a network of non-exclusive dealers nationwide, who are supported by manufacturers' marketing representatives. Sales are made direct to certain large restaurant chains that have established their own procurement and distribution organization for their franchise system. The company's relationships with major restaurant chains are primarily handled through an integrated effort of top-level executive and sales management at the corporate and business division levels to best serve each customer's needs. International sales are primarily made through a network of company owned and local independent distributors and dealers. To supplement the sales strategy, the company has invested in opening Middleby Innovation Kitchens (the MIK) in Dallas and Spain, which provide chef-driven demonstration and live cooking on over 150 pieces of live Middleby commercial kitchen innovation.

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

The company’s sale process is highly consultative due to the highly technical nature of the equipment, especially in the case of the full processing line solutions. During a typical sales process, salespeople make several visits to the customer’s facility to conceptually discuss the production requirements, footprint and configuration of the proposed equipment. The company employs a technically proficient sales force, many of whom have previous technical experience with the company as well as education backgrounds in food science. The sales strategy of the company is fostered by its own food technologists and with Protein and Bakery Innovation Centers in Chicago, Dallas and India, which are available for development with technical performance and product testing for customers.

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

The Commercial Foodservice Equipment Group manufactures its products in twenty-four domestic and twenty international production facilities. The Food Processing Equipment Group manufactures its products in thirteen domestic and ten international production facilities. The Residential Kitchen Equipment Group manufactures its products in seven domestic and five international production facilities. See Item 2. Properties for a list of the principal domestic and international manufacturing facilities by segment.

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

The company's leading portfolio of trade names of its Commercial Foodservice Equipment Group include Anets, APW Wyott, Bakers Pride, Beech Ovens, BKI, Blodgett, Blodgett Combi, Bloomfield, Blue Sparq, Britannia, Carter-Hoffmann, Celfrost, Concordia, CookTek, Crown, CTX, Desmon, Deutsche Beverage, Doyon, Eswood, EVO, Firex, Flavor Burst, Follett, Frifri, Globe, Goldstein, Holman, Houno, Hydra Rinse, Icetro, IMC, Imperial, Induc, Jade, JoeTap, Josper, Kloppenberg, L2F, Lang, Lincat, Marco, MagiKitch’n, Market Forge, Marsal, Marvel Scientific, Middleby Marshall, Newton CFV, Nieco, Nu-Vu, Perfect Fry, Pitco, Powerhouse Dynamics, QualServ, RAM, Southbend, Ss Brewtech, Star, Starline, Sveba Dahlen, Synesso, Tank, Taylor, Terry, Thor, Toastmaster, TurboChef, U-Line Commercial, Ultrafryer, Varimixer, Wells, Wild Goose Filling and Wunder-Bar.

The company’s leading portfolio of trade names of its Food Processing Equipment Group include Alkar, Armor Inox, Auto-Bake, Baker Thermal Solutions, Burford, Colussi Ermes, Cozzini, CV-Tek, Danfotech, Drake, Escher, Filtration Automation, Glimek, Hinds-Bock, Inline Filling Systems, Key-Log, Maurer-Atmos, MP Equipment, Pacproinc, Proxaut, RapidPak, Scanico, Spooner Vicars, Stewart Systems, Sveba Dahlen, Thurne, Vemac, and VisionPak.

The company’s leading portfolio of trade names of its Residential Kitchen Equipment Group include AGA, AGA Cookshop, Brava, Char-Griller, EVO, Kamado Joe, La Cornue, Leisure Sinks, Lynx, Marvel, Masterbuilt, Mercury, Novy, Rangemaster, Rayburn, Sedona, Ss Brewtech, Stanley, Synesso, Trade-Wind, TurboChef, U-Line, Varimixer and Viking.

The company holds a broad portfolio of patents and licenses covering technology and applications related to various products, equipment and systems. Management believes the expiration of any one of these patents would not have a material adverse effect on the overall operations or profitability of the company.

Human Capital

As of December 30, 2023, 10,722 persons were employed by the company and its subsidiaries among the various groups as described below. 5,918 employees are located in the United States and the remaining employees are located outside of the United States. Unionized employees accounted for approximately 5% of the company’s workforce as of December 30, 2023. Management believes that the relationships between employees and management are good.

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

Commercial Foodservice Equipment Group

As of December 30, 2023, 6,276 persons were employed within the Commercial Foodservice Equipment Group. Of this amount, 2,695 were management, administrative, sales, engineering and supervisory personnel; 3,173 were hourly production non-union workers; and 408 were hourly production union members. Included in these totals were 2,651 individuals employed outside of the United States, of which 1,405 were management, sales, administrative and engineering personnel, 1,108 were hourly production non-union workers and 138 were hourly production union workers, who participate in an employee cooperative. At its Windsor, California facility, the company has a union contract with the Sheet Metal Workers International Association that expires on February 26, 2027. At its Elgin, Illinois facility, the company has a union contract with the International Brotherhood of Teamsters that expires on July 31, 2025. At its Easton, Pennsylvania facility, the company has a union contract with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union that expires on June 15, 2027. The company also has a union workforce at its manufacturing facility in the Philippines, under a contract that expires on June 30, 2026. Management believes that the relationships between employees, unions and management are good.

Food Processing Equipment Group

As of December 30, 2023, 2,130 persons were employed within the Food Processing Equipment Group. Of this amount, 1,174 were management, administrative, sales, engineering and supervisory personnel; 842 were hourly production non-union workers; and 114 were hourly production union members. Included in these totals were 1,094 individuals employed outside of the United States, of which 652 were management, sales, administrative and engineering personnel and 442 were hourly production non-union workers. At its Lodi, Wisconsin facility, the company has a contract with the International Association of Bridge, Structural, Ornamental and Reinforcing Ironworkers that expires on December 31, 2024. At its Algona, Iowa facility, the company has a union contract with the United Food and Commercial Workers that expires on December 31, 2026. Management believes that the relationships between employees, unions and management are good.

Residential Kitchen Equipment Group

As of December 30, 2023, 2,245 persons were employed within the Residential Kitchen Equipment Group. Of this amount, 1,107 were management, administrative, sales, engineering and supervisory personnel and 1,138 were hourly production workers. Included in these totals were 1,059 individuals employed outside of the United States, of which 549 were management, sales, administrative and engineering personnel and 510 were hourly non-union production workers. Management believes that the relationships between employees and management are good.

Corporate

As of December 30, 2023, 71 persons were employed at the corporate office.

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

Economic Risks

Current and future economic conditions could materially adversely affect the company’s business and financial performance.

The company’s operating results are impacted by the health of the North American, European, Asian and Latin American economies. The company’s business and financial performance, including collection of its accounts receivable, may be materially adversely affected by current and future economic conditions that may cause a decline in business and consumer spending, a reduction in the availability of credit and decreased growth of its existing customers, resulting in customers electing to delay the replacement of aging equipment. Higher energy costs, fluctuating interest rates, weakness in the residential construction, housing and home improvement markets, financial market volatility, inflation, recession, global hostilities and acts of terrorism have and may in the future also adversely affect the company’s business and financial performance. Additionally, the company may experience difficulties in scaling its operations due to economic pressures in the U.S. and international markets.
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

The company now has and may continue to have a significant amount of indebtedness. At December 30, 2023, the company had $2.4 billion of borrowings and $1.6 million in letters of credit outstanding. In August 2020, the company issued $747.5 million aggregate principal amount of 1.00% Convertible Senior Notes due 2025 (the "Convertible Notes"), which bear interest semi-annually in arrears and mature on September 1, 2025, unless they are redeemed, repurchased or converted prior to such date in accordance with their terms. Upon conversion, the company can elect to pay or deliver, cash, shares of common stock or a combination of cash and shares of common stock, in respect of the remainder, if any, of the company's conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. Under certain circumstances, the holders of the Convertible Notes may require the company to repay all or a portion of the principal and interest outstanding under the Convertible Notes in cash prior to the maturity date, which could have an adverse effect on the company's financial results.

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

The company's profitability has been and may continue to be adversely affected during any periods of unexpected or rapid increases in interest rates. The company maintains a revolving credit facility, which, at December 30, 2023, bore interest at 1.625% above Secured Overnight Financing Rate ("SOFR") plus a spread adjustment of 0.10% per annum. A significant increase in any of the forgoing rates would significantly increase the company's cost of borrowings, reduce the availability and increase the cost of obtaining new debt and refinancing existing indebtedness and/or negatively impact the market price of the company's common stock. For additional detail related to this risk, see Part II, Item 7A, "Quantitative and Qualitative Disclosure About Market Risk."

The company has a significant amount of goodwill and indefinite life intangibles could suffer losses due to asset impairment charges.

The company’s balance sheet includes a significant amount of goodwill and indefinite life intangible assets, which represent approximately 36% and 19%, respectively, of its total assets as of December 30, 2023. The excess of the purchase price over the fair value of assets acquired, including identifiable intangible assets, and liabilities assumed in conjunction with acquisitions is recorded as goodwill. In accordance with Accounting Standards Codification (“ASC”) 350 Intangibles-Goodwill and Other, the company’s long-lived assets (including goodwill and other intangibles) are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of long-lived assets, the company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors. Various uncertainties, including continued adverse conditions in the capital markets or changes in general economic conditions, could impact the future operating performance at one or more of the company’s businesses, which could significantly affect the company’s valuations and could result in additional future impairments. Also, estimates of future cash flows are judgments based on the company’s experience and knowledge of operations. These estimates could be significantly impacted by many factors, including changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends. If the company’s estimates or the underlying assumptions change in the future, the company may be required to record impairment charges that, if incurred, could have a material adverse effect on the company’s reported net earnings.

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

Further, the markets for the company’s products are characterized by changing technology and evolving industry standards, including a focus on developing and manufacturing energy efficient products in a sustainable way. The company’s ability to compete successfully will depend, in large part, on its ability to enhance and improve its existing products, including its energy efficient products and products manufactured through a process designed to reduce emissions, to continue to bring innovative products to market in a timely fashion, to adapt the company’s products to the needs and standards of its current and potential customers and to continue to improve operating efficiencies and lower manufacturing costs. Moreover, competitors may develop technologies or products that render the company’s products obsolete or less marketable. If the company is unable to successfully compete in this highly competitive environment, the company’s business, financial condition and operating results will be materially harmed.

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

The company uses large amounts of stainless steel, aluminized steel and other commodities in the manufacture of its products. A significant increase in the price of steel or any other commodity, due to tariffs or otherwise, has and may continue to adversely affect the company’s operating results. In addition, we have experienced and continue to experience disruptions to parts of our supply chain. Unanticipated delays in delivery of raw materials and component inventories by suppliers—including delays due to capacity constraints, labor disputes, impaired financial condition of suppliers, natural disasters, extreme weather patterns and climate change, pandemics or other events outside our control— have and may continue to increase the company's production costs, cause delays in the shipment of products or impair the ability of the company to satisfy customer demand. An interruption in or the cessation of an important supply by any third party and the company’s inability to make alternative arrangements in a timely manner, or at all, could have a material adverse effect on the company’s business, financial condition and operating results.

The company faces risks related to health epidemics and other widespread outbreaks of contagious disease, which could significantly disrupt its operations and impact its operating results.

The spread of contagious diseases or other adverse public health developments, has had a material and adverse effect on our business operations. These effects have included and may in the future include disruptions or restrictions on our ability to travel, temporary closures of our or our customers' facilities and disruptions to our supply chain. Any disruption of our, our suppliers' or our customers' businesses due to adverse public health developments could have a material impact on our sales and operating results.

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

•    uncertain impact on operations, suppliers and customers related to business disruptions in international jurisdictions;

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

Because the company has a significant number of workers whose employment is subject to collective bargaining agreements and labor union representation, the company is vulnerable to possible organized work stoppages and similar actions. Unionized employees accounted for approximately 5% of the company’s workforce as of December 30, 2023. The company has union contracts with employees at its facilities in Windsor, California; Algona, Iowa; Elgin, Illinois; Easton, Pennsylvania and Lodi, Wisconsin that extend through February 2027, December 2026, July 2025, June 2027 and December 2024, respectively. The company also has a union workforce at its manufacturing facility in the Philippines under a contract that extends through June 2026. Approximately 1% of the company's workforce is covered by collective bargaining agreements that expire within one year. Any future strikes, employee slowdowns or similar actions by one or more unions, in connection with labor contract negotiations or otherwise, could have a material adverse effect on the company’s ability to operate the company’s business.

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

The company depends on information technology as an enabler to improve the effectiveness of its operations and to interface with its customers, as well as to maintain financial accuracy and efficiency. Information technology system failures, including suppliers’ or vendors’ system failures, have and could in the future disrupt the company’s operations by causing transaction errors, processing inefficiencies, delays or cancellation of customer orders, the loss of customers, impediments to the manufacture or shipment of products, other business disruptions, or the loss of or damage to intellectual property through a security breach.

The company’s information systems, or those of its third-party service providers, could also be penetrated by outside parties intent on extracting information, corrupting information or disrupting business processes. Such unauthorized access could materially disrupt the company’s business, increase costs and/or result in the loss of assets. Cybersecurity attacks are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, corruption or destruction of data and other manipulation or improper use of systems or networks. These events could negatively impact the company’s customers and/or reputation and lead to financial losses from remediation actions, loss of business, production downtimes, operational delays or potential liability, penalties, fines or other increases in expense, all of which may have a material adverse effect on the company’s business. In addition, as security threats and cybersecurity and data privacy and protection laws and regulations, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personally identifiable information, continue to evolve and become more sophisticated, we may invest additional resources in the security of our systems. Any such increased investment could materially increase our costs and adversely affect our financial condition or results of operations. Further, as governmental authorities around the world continue to consider legislative and regulatory proposals concerning data protection in addition to those already in place, we are and may continue to be subject to substantial penalties if we fail to comply with data protection laws and regulations.

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
We are subject to risks associated with climate change legislation, regulation and international accords. In addition, failure to achieve or demonstrate progress towards our climate goals may expose us to liability and reputational harm.
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
Additionally, as discussed further in our 2023 Sustainability Report, accessible at www.middleby.com/sustainability, we have made commitments to reduce the environmental impact of our operations and provide sustainable solutions to our customers, including setting targets for reducing our Greenhouse Gas (“GHG”) emission and consumption of non-renewable resources. There can be no assurance that we will achieve our climate-related goals on the timeline anticipated or at all. Further, future events or circumstances could lead us to prioritize other business interests over progressing toward our current climate goals due to factors such as business strategy, economic conditions, regulatory changes or pressure from stakeholders. If we fail or are perceived to fail to progress toward achieving our climate-related goals and commitments or if our investors, customers or other stakeholders become dissatisfied with the level of GHG emissions produced by our production process or our products, we could face adverse publicity, which could have a material adverse impact on our business, financial condition and results of operations
Unfavorable tax law changes and tax authority rulings may adversely affect financial results.

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

In December 2021, The Organisation for Economic Co-operation and Development ("OECD") issued Pillar II model rules which would establish a global per-country minimum tax of 15%. The directive requires the rules to initially become effective for fiscal years starting on or after December 31, 2023. While it is uncertain whether the United States will enact legislation to adopt Pillar II, numerous countries have enacted legislation, or have indicated their intent to adopt legislation, to implement certain aspects of Pillar II effective January 1, 2024, and the remaining global minimum tax rules by January 1, 2025. The OECD and implementing countries are expected to continue to make further revisions to their legislation and release additional guidance.

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

•general stock market conditions; or

•other economic or external factors.

Item 1B.      Unresolved Staff Comments

Not applicable.

Item 1C.      Cybersecurity

Risk Management and Strategy

The company maintains a cybersecurity risk management program as part of its overall risk management framework and regularly assesses risks from cybersecurity threats, monitors its information systems for potential vulnerabilities and tests those systems pursuant to the company’s cybersecurity standards, processes, and practices. To protect the company’s information systems from cybersecurity threats, the company uses various security tools that help the company identify, escalate, investigate, resolve, and recover from security incidents in a timely manner. These efforts include but are not limited to, internal reporting, engaging third-party service providers to actively monitor information systems, performing vulnerability testing using external third-party tools and techniques to test security controls, conducting employee training, monitoring emerging trends and regulations related to information security, and implementing appropriate changes, as needed, to our cybersecurity risk management program.

The company partners with third parties to assess the effectiveness of our cybersecurity prevention and response systems and processes. These assessments include penetration testing, vulnerability assessments, tabletop exercises, and reviews of incident response protocols that are designed to ensure robust protections against evolving threats.

The company has processes that aim to validate security controls and engages third parties to design or assess security architecture, and certifications. This includes assessing the potential fourth-party risks related to employee, business, and customer data. During the third-party procurement and contracting process, the company incorporates contract provisions that are designed to align with applicable regulations and industry benchmarks.

To date, the Company is not aware of cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to affect the Company, including its business strategy, results of operations or financial condition. Refer to the risk factor captioned “The Company may be subject to information technology system failures, network disruptions, cybersecurity attacks and breaches in data security, which may materially adversely affect the Company’s operations, financial condition and operating results” in Part I, Item 1A. “Risk Factors” for additional description of cybersecurity risks and potential related impacts on the Company.

Governance

The company takes a risk-based approach to cybersecurity and has implemented cybersecurity policies throughout its operations that are designed to address cybersecurity threats and incidents. In particular, the company dedicates significant resources in an effort to secure its confidential information as well as the data and any personal information the Company receives and stores about its customers and employees. The company has systems in place designed to securely receive and store that information and to detect, contain, and respond to data security incidents.

The company has a robust information security training and compliance program for all new and existing employees. Training is provided at least annually, with a formal communication cadence of additional components of training being provided throughout the year. Employee cybersecurity proficiency is assessed quarterly, with supplementary training programs tailored to individual needs based on these evaluations. The company has not experienced a material cybersecurity or information security breach in the last three years.

The company maintains a program, run by the company’s Director of Information Technology, overseen by the company’s Chief Financial Officer, that is designed to protect and preserve the confidentiality, integrity and continued availability of all information owned by or in the care of the company. The company has implemented a cybersecurity incident response plan that provides controls and procedures to facilitate timely and accurate reporting of any material cybersecurity incident. The initial impact of each cybersecurity event is evaluated by a designated cybersecurity team using established risk criteria. If a cybersecurity event meets certain of these criteria, it is escalated to an internal cross-functional Cyber Incident Response Team and external incident responders. The company has a cyber incident disclosure committee that evaluates and considers whether public disclosure of an event is required. The plan also contains procedures for escalating cybersecurity incidents to the Board of Directors.

The company’s Director of Global Information Technology is responsible for leading the assessment and management of cybersecurity risks. The current Director of Global Information Technology has over 10 years of experience in information security and holds CISSP and GIAC credentials. The Director of Global Information Technology reports to the Audit Committee and management on cybersecurity threats on a regular basis.

Oversight responsibility for information security matters is shared by the Board (primarily through the Audit Committee) and senior management. The Audit Committee oversees the company’s cybersecurity and information security program and receives periodic updates from senior management on cybersecurity and information security matters. The Director of Global Information Technology or key members of the executive leadership team update the Audit Committee periodically on the cybersecurity landscape, including the status of ongoing threats and company initiatives.

Item 2.      Properties
The company's principal executive offices are located in Elgin, Illinois. The company operates forty-four manufacturing facilities in the U.S. and thirty-five manufacturing facilities internationally.

The principal properties of the company used to conduct business operations are listed below:

Location	Principal Function	Square Footage	Owned/Leased	Lease Expiration
Commercial Foodservice:
Fort Smith, AR	Manufacturing, Warehousing and Offices	712,600	Leased	Jan-26
Chandler, AZ	Manufacturing and Offices	14,400	Owned	N/A
Brea, CA	Manufacturing, Warehousing and Offices	86,600	Leased	Sep-26
Corona, CA	Manufacturing and Offices	86,000	Owned	N/A
Vacaville, CA	Manufacturing, Warehousing and Offices	128,800	Leased	Nov-29
Windsor, CA	Manufacturing, Warehousing and Offices	75,000	Leased	Apr-32
Englewood, CO	Manufacturing, Warehousing and Offices	105,000	Owned	N/A
Louisville, CO	Manufacturing, Warehousing and Offices	37,700	Leased	Jul-28
Cape Coral, FL	Warehousing and Offices	16,000	Owned	N/A
Elgin, IL	Manufacturing, Warehousing and Offices	191,200	Owned	N/A
Mundelein, IL	Manufacturing, Warehousing and Offices	70,000	Owned	N/A
Rockton, IL	Manufacturing, Warehousing and Offices	339,400	Owned	N/A
South Beloit, IL	Warehousing	171,700	Leased	Mar-24
Danville, IN	Manufacturing and Offices	32,500	Owned	N/A
Menominee, MI	Manufacturing, Warehousing and Offices	60,000	Owned	N/A
Charlotte, NC	Manufacturing, Warehousing and Offices	44,000	Leased	Feb-24
Fuquay-Varina, NC	Manufacturing, Warehousing and Offices	183,900	Owned	N/A
Bow, NH	Manufacturing, Warehousing and Offices	100,000	Owned	N/A
Pembroke, NH	Warehousing	171,300	Leased	Jul-24
Dayton, OH	Manufacturing, Warehousing and Offices	37,700	Owned	N/A
Moraine, OH	Warehousing	38,300	Leased	Jun-27
Tualatin, OR	Manufacturing, Warehousing and Offices	29,500	Leased	May-28
Easton, PA	Manufacturing, Warehousing and Offices	246,700	Owned	N/A
Smithville, TN	Manufacturing, Warehousing and Offices	268,000	Owned	N/A
Carrollton, TX	Manufacturing, Warehousing and Offices	148,500	Leased	Aug-32
Essex Junction, VT*	Manufacturing, Warehousing and Offices	372,500	Owned	N/A
Renton, WA	Manufacturing, Warehousing and Offices	72,400	Leased	Sep-28
New South Wales, Australia	Manufacturing, Warehousing and Offices	204,900	Owned	N/A
Toronto, Canada*	Manufacturing, Warehousing and Offices	87,700	Owned	N/A
Humen, China	Manufacturing, Warehousing	10,900	Leased	Mar-24
Ningbo, China	Manufacturing, Warehousing and Offices	64,300	Leased	Oct-25
Qingdao City, China	Manufacturing, Warehousing and Offices	113,500	Leased	Jul-29
Zhuhai City, China	Manufacturing, Warehousing and Offices	134,900	Leased	Dec-25
Brøndby, Denmark	Manufacturing, Warehousing and Offices	50,900	Owned	N/A
Randers, Denmark	Manufacturing, Warehousing and Offices	50,100	Owned	N/A
Viljandi, Estonia	Manufacturing and Offices	47,000	Owned	N/A
Dublin, Ireland	Manufacturing, Warehousing and Offices	17,100	Owned	N/A
Nusco, Italy	Manufacturing, Warehousing and Offices	260,600	Owned	N/A
Sedico, Italy	Manufacturing, Warehousing and Offices	52,500	Owned	N/A
Nogales, Mexico	Manufacturing, Warehousing and Offices	129,000	Owned	N/A
Wiślina, Poland	Manufacturing, Warehousing and Offices	77,500	Owned	N/A
Incheon, South Korea	Manufacturing, Warehousing and Offices	227,400	Owned	N/A
Pineda de Mar, Spain	Manufacturing, Warehousing and Offices	69,200	Owned	N/A
Arenys, Spain	Warehousing and Offices	63,500	Leased	Dec-41
Fristad, Sweden	Manufacturing, Warehousing and Offices	173,800	Owned	N/A
Laguna, the Philippines	Manufacturing, Warehousing and Offices	115,200	Owned	N/A
Lincoln, the United Kingdom	Manufacturing, Warehousing and Offices	100,000	Owned	N/A

Location	Principal Function	Square Footage	Owned/Leased	Lease Expiration
Food Processing:
Venice, FL	Manufacturing, Warehousing and Offices	23,300	Leased	Jun-24
Gainesville, GA	Manufacturing, Warehousing and Offices	107,400	Owned	N/A
Algona, IA	Manufacturing, Warehousing and Offices	70,100	Owned	N/A
Elgin, IL	Manufacturing, Warehousing and Offices	75,000	Owned	N/A
Elk Grove, IL	Manufacturing, Warehousing and Offices	101,500	Leased	Nov-29
Clayton, NC	Manufacturing, Warehousing and Offices	65,000	Leased	Oct-24
Maysville, OK	Manufacturing, Warehousing and Offices	36,300	Owned	N/A
Souderton, PA	Manufacturing, Warehousing and Offices	50,000	Owned	N/A
Mansfield, TX	Manufacturing, Warehousing and Offices	46,200	Owned	N/A
Plano, TX	Manufacturing, Warehousing and Offices	339,100	Leased	Apr-25
Waynesboro, VA	Manufacturing, Warehousing and Offices	24,700	Owned	N/A
Appleton, WI	Manufacturing, Warehousing and Offices	20,000	Owned	N/A
Lodi, WI	Manufacturing, Warehousing and Offices	114,600	Owned	N/A
Aalborg, Denmark	Manufacturing, Warehousing and Offices	68,300	Leased	Jan-26
Mauron, France	Manufacturing, Warehousing and Offices	107,200	Owned	N/A
Reichenau, Germany	Manufacturing, Warehousing and Offices	57,900	Owned	N/A
Bangalore, India	Manufacturing, Warehousing and Offices	141,100	Leased	Jul-30
Casarsa della Delizia, Italy	Manufacturing, Warehousing and Offices	130,700	Owned	N/A
Casarsa della Delizia, Italy	Manufacturing, Warehousing and Offices	83,300	Leased	May-33
Castelnuovo Rangone, Italy	Manufacturing, Warehousing and Offices	26,800	Leased	Dec-26
Piumazzo, Italy	Manufacturing, Warehousing and Offices	32,900	Leased	Mar-30
Vicenza, Italy	Manufacturing, Warehousing and Offices	53,500	Leased	Sep-32
Norwich, the United Kingdom	Manufacturing, Warehousing and Offices	30,000	Owned	N/A
Residential Kitchen:
Phenix City, AL	Warehousing and Offices	335,000	Leased	Dec-30
Phoenix, AZ	Manufacturing, Warehousing and Offices	65,400	Owned	N/A
Chino, CA	Warehousing and Offices	100,000	Leased	Apr-27
Redwood City, CA	Warehousing and Offices	20,600	Leased	Jul-24
Buford, GA	Warehousing and Offices	178,100	Leased	Jun-28
Greenville, MI	Manufacturing, Warehousing and Offices	225,000	Owned	N/A
Greenwood, MS**	Manufacturing, Warehousing and Offices	738,300	Owned	N/A
York, PA	Warehousing and Offices	204,300	Leased	Jun-30
Brown Deer, WI	Manufacturing, Warehousing and Offices	165,600	Leased	Nov-26
Kuurne, Belgium	Manufacturing, Warehousing and Offices	242,300	Owned	N/A
Saint Ouen L'aumone, France	Manufacturing and Warehousing	30,400	Owned	N/A
Waterford, Ireland	Warehousing and Offices	73,000	Leased	Jul-27
Ketley, the United Kingdom	Manufacturing and Offices	217,300	Owned	N/A
Leamington Spa, the United Kingdom	Manufacturing and Offices	270,200	Owned	N/A
Leamington Spa, the United Kingdom	Manufacturing and Offices	100,300	Leased	Aug-29
Nottingham, the United Kingdom	Warehousing and Offices	153,100	Owned	N/A

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

PART II
Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market

The company's Common Stock trades on the Nasdaq Global Select Market under the symbol "MIDD".

Stockholders

The company estimates there were approximately 78,823 record holders of the company's common stock as of February 26, 2024.

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

Unregistered Sales of Equity Securities in connection with Strategic Transactions

On January 24, 2023, in connection with the company’s purchase of all of the capital stock of Flavor Burst Co., LLP (“Flavor Burst”), the company issued 6,956 unregistered shares of the company’s common stock to Flavor Burst. The shares of company common stock were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act. The company relied on such exemption based in part upon representations made by Flavor Burst, including its status as an accredited investor, as such term is defined in Rule 501 of the Securities Act.

On January 26, 2023, in connection with the company’s purchase of assets from Appliance Innovation, Inc ("Appliance"), the company issued 27,395 unregistered shares of the company’s common stock to Appliance. The shares of company common stock were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act. The company relied on such exemption based in part upon representations made by API, including its status as an accredited investor, as such term is defined in Rule 501 of the Securities Act.

On April 3, 2023, in connection with the company’s purchase of all of the capital stock of Blue Sparq, Inc. (“Blue Sparq”), the company issued 10,231 unregistered shares of the company’s common stock to Blue Sparq. The shares of company common stock were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act. The company relied on such exemption based in part upon representations made by Blue Sparq, including its status as an accredited investor, as such term is defined in Rule 501 of the Securities Act.

On June 13, 2023, in connection with the company’s purchase of all of the capital stock of Filtration Automation, Inc. (“Filtration Automation”), the company issued 49,916 unregistered shares of the company’s common stock to Filtration Automation. The shares of company common stock were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act. The company relied on such exemption based in part upon representations made by Filtration Automation, including its status as an accredited investor, as such term is defined in Rule 501 of the Securities Act.

On July 31, 2023, in connection with the company’s purchase of all of the capital stock of Trade-Wind Manufacturing, LLC (“Trade-Wind”), the company issued 39,573 unregistered shares of the company’s common stock to Trade-Wind. The shares of company common stock were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act. The company relied on such exemption based in part upon representations made by Trade-Wind, including its status as an accredited investor, as such term is defined in Rule 501 of the Securities Act.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
October 1, 2023 to October 28, 2023	—	$—	—	1,883,636
October 29, 2023 to November 25, 2023	—	—	—	1,883,636
November 26, 2023 to December 30, 2023	—	—	—	1,883,636
Quarter ended December 30, 2023	—	$—	—	1,883,636

(1) On November 7, 2017, the company's Board of Directors resolved to terminate the company's existing share repurchase program, effective as of such date, which was originally adopted in 1998, and approved a new stock repurchase program. This program authorizes the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. In May 2022, the company's Board of Directors approved the company to repurchase an additional 2,500,000 shares of its outstanding common stock under the current program. As of December 30, 2023, the total number of shares authorized for repurchase under the program is 5,000,000. As of December 30, 2023, 3,116,364 shares had been purchased under the stock repurchase program and 1,883,636 shares remained authorized for repurchase.
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

Current Events

Inflation and Interest Rate Environment

The company has been negatively impacted by inflation in wages, logistics, energy, raw materials and component costs. Price increases and pricing strategies have been implemented to mitigate the impact of cost inflation on margins and the company continues to actively monitor costs. High inflation led to increased interest rates throughout 2022 and through the first six months of 2023, which combined with global macroeconomic uncertainty has and may continue to impact customer demand. Most notably in our residential segment, we have faced recent demand headwinds due to macroeconomic conditions. Even in light of such headwinds, we remain focused on delivering strong financial results and executing on our long-term strategy and profitability objectives.

Supply Chain, Labor and Logistics Constraints

The company continues to actively monitor global supply chain, labor and logistics constraints, which have had a negative impact on the company's ability to source parts and complete and ship units. While the company is seeing improvement on certain supply chain and logistics constraints, supply chains for certain key components remain distressed. The decreased availability of resources and inflationary costs have resulted in heightened inventory levels. To combat these pressures, the company has evaluated alternative sourcing, dual sourcing and collaborated across the organization, where appropriate, without materially presenting new risks or increasing current risks around quality and reliability. Our capital resources have been and the company expects they will continue to be sufficient to address these challenges.

NET SALES SUMMARY
(dollars in thousands)

Fiscal Year Ended(1)
	2023		2022		2021
	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:

Commercial Foodservice	$2,521,471	62.5%	$2,394,763	59.4%	$2,014,372	62.0%

Food Processing	720,618	17.8	589,968	14.6	499,135	15.3

Residential Kitchen	794,516	19.7	1,048,122	26.0	737,285	22.7

Total	$4,036,605	100.0%	$4,032,853	100.0%	$3,250,792	100.0%

(1)The company's fiscal year ends on the Saturday nearest to December 31.

Results of Operations

The following table sets forth certain items in the consolidated statements of earnings as a percentage of net sales for the periods presented:

	Fiscal Year Ended(1)
	2023	2022	2021
Net sales	100.0%	100.0%	100.0%
Cost of sales	62.0	64.1	63.2
Gross profit	38.0	35.9	36.8
Selling, general and administrative expenses	20.0	19.8	20.5
Restructuring	0.4	0.2	0.3
Impairments	1.9	—	—
Merger termination fee	—	—	(3.4)
Income from operations	15.7	15.9	19.4
Interest expense and deferred financing amortization, net	3.0	2.2	1.8
Net periodic pension benefit (other than service cost & curtailment)	(0.2)	(1.0)	(1.4)
Other expense (income), net	0.1	0.7	—
Earnings before income taxes	12.8	14.0	19.0
Provision for income taxes	2.9	3.2	4.0
Net earnings	9.9%	10.8%	15.0%

(1)The company's fiscal year ends on the Saturday nearest to December 31.

Fiscal Year Ended December 30, 2023 as Compared to December 31, 2022

NET SALES. Net sales in fiscal 2023 increased by $3.7 million, or 0.1%, to $4,036.6 million as compared to $4,032.9 million in fiscal 2022. Net sales increased by $121.3 million, or 3.0%, from the fiscal 2022 acquisitions of Kloppenberg, Proxaut, Icetro, CP Packaging, Colussi Ermes, Escher, Marco, and the fiscal 2023 acquisitions of Flavor Burst, Blue Sparq, Filtration Automation, Terry, and Trade-Wind. Excluding acquisitions, net sales decreased $117.6 million, or 2.9%, from the prior year. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for fiscal 2023 increased net sales by approximately $12.3 million. Excluding the impact of foreign exchange and acquisitions, sales decreased 3.2% for the year, including a net sales increase of 2.7% at the Commercial Foodservice Equipment Group, a net sales increase of 10.7% at the Food Processing Equipment Group and a net sales decrease of 24.7% at the Residential Kitchen Equipment Group.

•Net sales of the Commercial Foodservice Equipment Group increased by $126.7 million, or 5.3%, to $2,521.5 million in fiscal 2023 as compared to $2,394.8 million in fiscal 2022. Net sales from the acquisitions of Kloppenberg, Icetro, Marco, Flavor Burst, Blue Sparq, and Terry, which were acquired on April 25, 2022, June 30, 2022, December 20, 2022, January 24, 2023, April 3, 2023 and July 5, 2023, respectively, accounted for an increase of $57.8 million during fiscal 2023. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $68.9 million, or 2.9%, as compared to the prior year. Excluding the impact of foreign exchange and acquisitions, net sales increased $65.8 million, or 2.7% at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales increase of $77.4 million, or 4.4%, to $1,828.4 million, as compared to $1,751.0 million in the prior year. This includes an increase of $24.9 million from recent acquisitions. Excluding acquisitions, the net increase in domestic sales was $52.5 million, or 3.0%. The increase in domestic sales is related to higher shipments, improved product mix and pricing increases. International sales increased $49.3 million, or 7.7%, to $693.1 million, as compared to $643.8 million in the prior year. This includes the increase of $32.9 million from recent acquisitions and an increase of $3.1 million related to the favorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales increase in international sales was $13.3 million, or 2.1%. The increase in international sales is related to improvements in market conditions, primarily in the Asia and Latin American markets.

•Net sales of the Food Processing Equipment Group increased by $130.6 million, or 22.1%, to $720.6 million in fiscal 2023, as compared to $590.0 million in fiscal 2022. Net sales from the acquisitions of CP Packaging, Colussi Ermes, Escher, and Filtration Automation, which were acquired on July 12, 2022, July 27, 2022, November 10, 2022, and June 13, 2023, respectively, accounted for an increase of $61.5 million during fiscal 2022. Excluding the impact of acquisitions, net sales of the Food processing Equipment Group increased $69.1 million, or 11.7%, as compared to the prior year. Excluding the impact of foreign exchange and acquisitions, net sales increased $63.4 million, or 10.7% at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $53.1 million, or 12.5%, to $479.3 million, as compared to $426.2 million in the prior year. This includes an increase of $23.7 million from recent acquisitions. Excluding acquisitions, the net increase in domestic sales was $29.4 million, or 6.9%. The increase in domestic sales reflects growth primarily driven by protein products. International sales increased $77.5 million, or 47.3%, to $241.3 million, as compared to $163.8 million in the prior year. This includes the increase of $37.8 million from recent acquisitions and an increase of $5.7 million related to the favorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales increase in international sales was $34.0 million, or 20.8%. The increase in international sales reflects growth primarily driven by bakery products.

•Net sales of the Residential Kitchen Equipment Group decreased by $253.6 million, or 24.2%, to $794.5 million in fiscal 2023, as compared to $1,048.1 million in fiscal 2022. Excluding the impact of the acquisition of Trade-Wind, acquired July 31, 2023, net sales decreased $255.6 million, or 24.4%, as compared to the prior year. Excluding the impact of foreign exchange and the acquisition, net sales decreased $259.1 million, or 24.7% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales decrease of $188.6 million, or 26.9%, to $513.3 million, as compared to $701.9 million in the prior year. Excluding the acquisition, the net decrease in domestic sales was $190.0 million, or 27.1%. International sales decreased $65.0 million, or 18.8% to $281.2 million, as compared to $346.2 million in the prior year. This includes an increase of $3.5 million related to the favorable impact of exchange rates. Excluding the acquisition and foreign exchange, the net sales decrease in international sales was $69.1 million, or 20.0%. The decrease in domestic and international sales was driven by challenging market conditions and higher inventory levels in various channels.
.

GROSS PROFIT. Gross profit increased by $87.5 million to $1,534.1 million in fiscal 2023 from $1,446.6 million in fiscal 2022, primarily reflecting higher sales volumes at the Commercial Foodservice Equipment Group and Food Processing Equipment Group. The impact of foreign exchange rates increased gross profit by $3.9 million. The gross profit margin rate increased to 38.0% in 2023 as compared to 35.9% in 2022. The gross margin in fiscal 2022 was negatively impacted by inventory step-up charges associated with acquisitions. In addition, higher sales volumes and improved product mix have contributed to the expansion of the gross margin rate. The gross margin rate in fiscal 2023 excluding acquisitions and impact of foreign exchange was 38.1%.

•Gross profit at the Commercial Foodservice Equipment Group increased by $101.2 million, or 11.1%, to $1,010.6 million in fiscal 2023 as compared to $909.4 million in fiscal 2022. Gross profit from acquisitions increased gross profit by $20.8 million. Excluding acquisitions, gross profit increased by $80.4 million. The impact of foreign exchange rates increased gross profit by approximately $0.4 million. The gross profit margin rate increased to 40.1% in fiscal 2023 as compared to 38.0% in the prior year related to higher sales volumes and improved product mix. The gross profit margin rate in fiscal 2023 excluding acquisitions and the impact of foreign exchange was 40.2%.

•Gross profit at the Food Processing Equipment Group increased by $61.8 million, or 29.1%, to $274.4 million in fiscal 2023 as compared to $212.6 million in fiscal 2022. Gross profit from acquisitions increased gross profit by $23.1 million. Excluding acquisitions, gross profit increased by $38.7 million. The impact of foreign exchange rates increased gross profit by approximately $2.3 million. The gross profit margin rate increased to 38.1% in fiscal 2023 as compared to 36.0% in the prior year related to higher sales volumes, improved product mix and acquisition integration benefits. The gross profit margin rate in fiscal 2023 excluding the impact of foreign exchange was 38.1%.

•Gross profit at the Residential Kitchen Equipment Group decreased by $75.8 million, or 23.3%, to $250.0 million in fiscal 2023 as compared to $325.8 million in fiscal 2022. The impact of foreign exchange rates increased gross profit by approximately $1.2 million. The gross margin rate increased to 31.5% in fiscal 2023 as compared to 31.1% in the prior year. Gross profit margins in the prior year were negatively impacted by acquisitions, including $15.1 million of acquisition related inventory step-up charges. The gross profit margin rate in fiscal 2023 excluding the acquisition and the impact of foreign exchange was 31.4%.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased by $9.7 million to $806.9 million in fiscal 2023 from $797.2 million in 2022. As a percentage of net sales, selling, general and administrative expenses amounted to 20.0% in fiscal 2023 and 19.8% in fiscal 2022.

Selling, general and administrative expenses reflect increased costs of $33.6 million associated with acquisitions, including $5.6 million of non-cash intangible amortization expense. Selling, general and administrative expenses decreased from lower compensation costs, professional fees, and intangible amortization expense, partially offset by higher selling and marketing expenses. Foreign exchange rates had an unfavorable impact of $2.2 million.

RESTRUCTURING EXPENSES. Restructuring expenses increased $4.4 million to $14.1 million from $9.7 million in the prior year period. In fiscal 2023, restructuring expenses related primarily to headcount reductions and facility consolidations within the Commercial Foodservice Equipment Group and Residential Kitchen Equipment Group. During fiscal 2022, restructuring charges related primarily to non-cash restructuring valuation allowances on balances associated with activities in Russia and headcount reductions and facility consolidations within the Commercial Foodservice Equipment Group and Residential Kitchen Equipment Group.

IMPAIRMENTS. In fiscal 2023, the company recognized non-cash impairment of $78.1 million primarily associated with several trademarks in the Residential Kitchen Equipment Group in conjunction with diminution of values as we assessed recent market conditions and future business plans. See note 3 (f) to the Consolidated Financial Statements for further information on the annual impairment testing.

INCOME FROM OPERATIONS. Income from operations decreased $4.7 million to $634.9 million in fiscal 2023 from $639.6 million in fiscal 2022. Operating income as a percentage of net sales amounted to 15.7% in 2023 as compared to 15.9% in 2022. During fiscal 2023, operating income included the impairment of intangible assets. Excluding the impairment, the increase in operating income resulted from increased profitability driven by product mix and execution of strategic cost initiatives.

Income from operations in 2023 included $254.5 million of non-cash expenses, including $50.4 million of depreciation expense, $75.0 million of intangible amortization related to acquisitions, $78.1 million of impairments of trademarks and $51.0 million of stock based compensation. This compares to $189.3 million of non-cash expenses in the prior year, including $44.6 million of depreciation expense, $86.3 million of intangible amortization related to acquisitions and $58.4 million of stock based compensation costs.

NON-OPERATING EXPENSES. Non-operating expenses increased $40.2 million to $115.4 million of expense in fiscal 2023 from $75.2 million of expense in fiscal 2022. Net interest expense and deferred financing increased $31.3 million to $120.3 million in fiscal 2023 from $89.0 million in fiscal 2022 reflecting the increase in interest rates under our current credit facility. Net periodic pension benefit (other than service costs and curtailment) decreased $33.6 million to $9.1 million in fiscal 2023 from $42.7 million in fiscal 2022 related to the increase in discount rate used to calculate the interest cost. Other expense was $4.2 million during fiscal 2023 as compared to other expense of $28.9 million during fiscal 2022, consisting mainly of foreign exchange losses and gains.

INCOME TAXES. A tax provision of $118.5 million, at an effective rate of 22.8%, was recorded for fiscal 2023 as compared to $127.8 million at an effective rate of 22.7%, in fiscal 2022. The fiscal 2023 tax provision includes a $7.0 million tax benefit for the finalization of the 2022 tax returns. The fiscal 2022 tax provision included a deferred tax benefit of approximately $13 million associated with legal entity restructuring the company undertook to integrate and simplify the company’s business operations.The effective rates in 2023 and 2022 were higher than the federal tax rate of 21% primarily due to state taxes and foreign tax rate differentials.

Fiscal Year Ended December 31, 2022 as Compared to January 1, 2022

NET SALES. Net sales in fiscal 2022 increased by $782.1 million, or 24.1%, to $4,032.9 million as compared to $3,250.8 million in fiscal 2021. Net sales increased by $433.6 million, or 13.3%, from the fiscal 2021 acquisitions of Novy, Imperial, Newton CFV, Char-Griller, Kamado Joe and Masterbuilt and the fiscal 2022 acquisitions of Kloppenberg, Proxaut, Icetro, CP Packaging, Colussi, Escher, and Marco. Excluding acquisitions, net sales increased $348.5 million, or 10.7%, from the prior year. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for fiscal 2022 decreased net sales by approximately $85.0 million. Excluding the impact of foreign exchange and acquisitions, sales increased 13.3% for the year, including a net sales increase of 16.7% at the Commercial Foodservice Equipment Group, a net sales increase of 13.2% at the Food Processing Equipment Group and a net sales increase of 4.3% at the Residential Kitchen Equipment Group.

•Net sales of the Commercial Foodservice Equipment Group increased by $380.4 million, or 18.9%, to $2,394.8 million in fiscal 2022 as compared to $2,014.4 million in fiscal 2021. Net sales from the acquisitions of Imperial, Newton CFV, Kloppenberg, Icetro, and Marco, which were acquired on September 24, 2021, November 16, 2021, April 25, 2022, June 30, 2022, and December 20, 2022, respectively, accounted for an increase of $84.6 million during fiscal 2022. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $295.8 million, or 14.7%, as compared to the prior year. Excluding the impact of foreign exchange and acquisitions, net sales increased $336.1 million, or 16.7% at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales increase of $333.4 million, or 23.5%, to $1,751.0 million, as compared to $1,417.6 million in the prior year. This includes an increase of $70.7 million from recent acquisitions. Excluding acquisitions, the net increase in domestic sales was $262.7 million, or 18.5%. The increase in domestic sales is related to improvements in market conditions, consumer demand, and pricing increases. International sales increased $47.0 million, or 7.9%, to $643.8 million, as compared to $596.8 million in the prior year. This includes the increase of $13.9 million from recent acquisitions and a decrease of $40.3 million related to the unfavorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales increase in international sales was $73.4 million, or 12.3%. The increase in international sales is related to improvements in market conditions, primarily in the European and Latin American markets.

•Net sales of the Food Processing Equipment Group increased by $90.9 million, or 18.2%, to $590.0 million in fiscal 2022, as compared to $499.1 million in fiscal 2021. Net sales from the acquisitions of Proxaut, CP Packaging, Colussi, and Escher, which were acquired on June 29, 2022, July 12, 2022, July 27, 2022, and November 10, 2022, respectively, accounted for an increase of $41.3 million during fiscal 2022. Excluding the impact of acquisitions, net sales of the Food processing Equipment Group increased $49.6 million, or 9.9%, as compared to the prior year. Excluding the impact of foreign exchange and acquisitions, net sales increased $65.8 million, or 13.2% at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $61.4 million, or 16.8%, to $426.2 million, as compared to $364.8 million in the prior year. This includes an increase of $11.3 million from recent acquisitions. Excluding acquisitions, the net increase in domestic sales was $50.1 million, or 13.7%. The increase in domestic sales reflects growth primarily driven by protein products. International sales increased $29.5 million, or 22.0%, to $163.8 million, as compared to $134.3 million in the prior year. This includes the increase of $30.0 million from recent acquisitions and a decrease of $16.2 million related to the unfavorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales increase in international sales was $15.7 million, or 11.7%. The increase in international sales reflects growth primarily driven by protein products.

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

•Gross profit at the Commercial Foodservice Equipment Group increased by $164.1 million, or 22.0%, to $909.4 million in fiscal 2022 as compared to $745.3 million in fiscal 2021. Gross profit from acquisitions increased gross profit by $29.8 million. Excluding acquisitions, gross profit increased by $134.3 million related to higher sales volumes. The impact of foreign exchange rates decreased gross profit by approximately $15.2 million. The gross profit margin rate increased to 38.0% in fiscal 2022 as compared to 37.0% in the prior year. The gross profit margin rate in fiscal 2022 excluding acquisitions and the impact of foreign exchange was 38.1%.

•Gross profit at the Food Processing Equipment Group increased by $30.8 million, or 16.9%, to $212.6 million in fiscal 2022 as compared to $181.8 million in fiscal 2021. Gross profit from acquisitions increased gross profit by $12.2 million. Excluding acquisitions, gross profit increased by $18.6 million related to higher sales volumes. The impact of foreign exchange rates decreased gross profit by approximately $7.3 million. The gross profit margin rate decreased to 36.0% in fiscal 2022 as compared to 36.4% in the prior year. The gross profit margin rate in fiscal 2022 excluding the impact of foreign exchange was 36.8%.

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

INCOME TAXES. A tax provision of $127.8 million, at an effective rate of 22.7%, was recorded for fiscal 2022 as compared to $131.0 million at an effective rate of 21.1%, in fiscal 2021. The fiscal 2022 tax provision includes a deferred tax benefit of approximately $13 million associated with legal entity restructuring the company undertook to integrate and simplify the company’s business operations. The fiscal 2022 tax provision also reflects higher non-deductible stock compensation expense, where the prior year included favorable impacts from tax rate changes, tax refunds and adjustments for the finalization of 2020 tax returns. The effective rates in 2022 and 2021 were higher than the federal tax rate of 21% primarily due to state taxes and foreign tax rate differentials.

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

Financial Condition and Liquidity

Total cash and cash equivalents increased by $85.5 million to $247.5 million at December 30, 2023 from $162.0 million at December 31, 2022. Total debt decreased to $2.4 billion at December 30, 2023 from $2.7 billion December 31, 2022, respectively.

OPERATING ACTIVITIES. Net cash provided by operating activities after changes in assets and liabilities amounted to $628.8 million as compared to $332.6 million in the prior year.
During fiscal 2023, working capital changes meaningfully impacted operating cash flows primarily driven by decreased inventory levels of $157.9 million, a decrease of $110.7 million in accrued expenses and other liabilities, including impacts from the timing of payments and status of over-time revenue contracts, various customer programs and incentive programs and a decrease in accounts payable of $49.4 million.
In connection with the company’s acquisition activities, the company added assets and liabilities from the opening balance sheets of the acquired businesses in its consolidated balance sheets and accordingly these amounts are not reflected in the net changes in working capital.
INVESTING ACTIVITIES. During 2023, net cash used for investing activities amounted to $155.7 million. Cash used to fund acquisitions and investments amounted to $68.8 million. Additionally, $85.2 million was expended, primarily for upgrades of production equipment and manufacturing facilities.
FINANCING ACTIVITIES. Net cash flows used for financing activities amounted to $390.9 million in 2023. The company’s borrowing activities during 2023 included $308.3 million of net repayments under its Credit Facility. Additionally, the company repurchased $74.6 million of Middleby common shares during 2023. This was comprised of $19.6 million to repurchase 126,704 shares of Middleby common stock that were surrendered to the company for withholding taxes related to restricted stock vestings and $55.0 million used to repurchase 397,738 shares of its common stock under a repurchase program.
At December 30, 2023, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.

Material Cash Requirements

The company's material cash requirements from contractual obligations primarily consist of long-term debt obligations, operating lease obligations, tax obligations and contingent purchase price payments to the sellers that were deferred in conjunction with various acquisitions. See Notes 3, 5 and 7 to the Consolidated Financial Statements for further information.

Related Party Transactions

From January 1, 2023, through the date hereof, there were no transactions between the company, its directors and executive officers that are required to be disclosed pursuant to Item 404 of Regulation S-K, promulgated under the Securities and Exchange Act of 1934, as amended.

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

As a result of the financial performance indicators for the Residential Kitchen reporting unit, the company deemed it necessary to complete a quantitative analysis. The fair value of the reporting unit exceeded its carrying value by more than 10%, thus no impairment of goodwill was recognized. The company believes the assumptions utilized within the quantitative analysis are reasonable and consistent with assumptions that would be used by other marketplace participants. Such assumptions are, however inherently uncertain, and different assumptions could lead to a different assessment for the reporting unit that could result in a material impairment that would adversely affect our results of operations.

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

Based on the qualitative assessment as of October 1, 2023, the company identified several trademarks and trade names with indicators of potential risk for impairment and performed quantitative assessments. In performing the quantitative analysis on these trademark assets, significant assumptions used in our relief-from-royalty model included revenue growth rates, assumed royalty rates and the discount rate, which are discussed further below.

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

The gross value of all trademarks tested was approximately $246.2 million, including the impaired trademarks. As a result of the quantitative testing the company recognized $78.1 million of impairment charges primarily associated with the Kamado Joe, Masterbuilt and Char-Griller trademarks. For further details associated with the company's trademarks impairment testing, see Note 3 (f) to the Consolidated Financial Statements. The fair values of the trademarks tested with no impairment and exceeded their carrying values by 10% or more. The company believes the assumptions utilized within the quantitative analyses are reasonable and consistent with assumptions that would be used by other marketplace participants.

The company continues to monitor global and regional economic market conditions, channel inventory levels, and the underlying demand for its products to assess the impact on its business and financial performance. If actual results are not consistent with management's estimate and assumptions, a material impairment charge of our trademarks and trade names could occur, which could have an adverse effect on the company's financial condition and results of operations.

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

Interest Rate Risk

The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company's debt obligations:

Variable Rate Debt

2024	$44,822
2025	785,304
2026	1,589,014
2027	755
2028 and thereafter	5,300
$2,425,195

The company is exposed to interest rate risk on its floating-rate debt. The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. Prior to July 1, 2023, the company amended its Credit Facility and the existing interest rate swap agreements to transition the interest reference rate from one-month LIBOR to one-month Secured Overnight Financing Rate ("SOFR"). There were no other changes to the company's Credit Facility or timing of cash flows. The amendment was entered into because the LIBOR rate historically used was no longer published after June 30, 2023. The company utilized expedients within ASC 848 to conclude that this amendment should be treated as a non-substantial modification of the existing contract, resulting in no impact to the company's consolidated financial statements. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of December 30, 2023, the fair value of these instruments was an asset of $42.8 million. The change in fair value of these swap agreements in the first twelve months of 2023 was a loss of $16.5 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Middleby Corporation

Opinion on Internal Control over Financial Reporting
We have audited The Middleby Corporation’s internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), (the COSO criteria). In our opinion, The Middleby Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Flavor Burst, Blue Sparq, Filtration Automation, Systems IV and Trade-Wind which are included in the 2023 consolidated financial statements of the Company and constituted 1.5% and 0.0% of total and net assets, respectively, as of December 30, 2023 and 0.3% and 0.0% of net sales and net earnings, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Flavor Burst, Blue Sparq, Filtration Automation, Systems IV and Trade-Wind.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2023 and December 31, 2022, the related consolidated statements of earnings, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 30, 2023, and the related notes and financial statement schedule listed in the Index at Item 8 and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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
February 28, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Middleby Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Middleby Corporation (the Company) as of December 30, 2023 and December 31, 2022, the related consolidated statements of earnings, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 30, 2023, and the related notes and financial statement schedule listed in the Index at Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2024, expressed an unqualified opinion thereon.

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

Indefinite-Lived Intangible Assets Impairment Assessments
Description of the Matter	At December 30, 2023, the Company's indefinite-lived intangible assets consist of trademarks and tradenames with an aggregate carrying value of approximately $1.3 billion. As described in Note 3 of the consolidated financial statements, trademarks and tradenames with indefinite lives are tested by the Company’s management for impairment at least annually, in the fiscal fourth quarter, unless there are indications of impairment at other points throughout the year. If the fair value of the intangible asset is less than its carrying amount, an impairment loss is recognized in an amount equal to the difference. Management recognized non-cash indefinite-lived intangible asset impairment losses of $78.1 million for the year ended December 30, 2023. As disclosed by management, management utilizes the relief from royalty method to estimate the fair value of its trademarks and tradenames.

Auditing the impairment tests of indefinite–lived intangible assets is complex due to the significant management judgments and estimates required to determine the fair value of the trademarks and tradenames, including assumptions related to forecasted net sales, discount rates and royalty rates, all of which are sensitive to and affected by economic, industry and company-specific qualitative factors.

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

To test the estimated fair value of the Company’s trademarks and tradenames, we performed audit procedures that included, among others, assessing the methodologies, testing the significant assumptions discussed above and testing the completeness and accuracy of the underlying data. We compared the significant assumptions used by management to current industry and economic trends, the Company’s historical results and other guideline companies within the same industry and evaluated whether changes in the Company’s business would affect the significant assumptions. We assessed the historical accuracy of management’s estimates by comparing them to actual operating results and performed sensitivity analyses of significant assumptions to evaluate the change in the fair value of the trademarks and tradenames with indefinite lives resulting from changes in these assumptions. We involved our valuation specialists to assist with our evaluation of the methodology and auditing certain significant assumptions included in the fair value estimates.

Goodwill Impairment Assessment
Description of the Matter	At December 30, 2023, the Company had goodwill of $2.5 billion on its consolidated balance sheet. As discussed in Note 3 to the consolidated financial statements, goodwill is assessed for impairment on an annual basis or more frequently if indicators of potential impairment exist. If the fair value of the reporting units (for goodwill) is less than its respective carrying value, an impairment loss is recognized in an amount equal to the difference.

Auditing the Company’s quantitative goodwill impairment assessment is complex because the estimation of fair values involves complex valuation methodologies and subjective management assumptions. These assumptions for the goodwill assessment include the net sales growth, EBITDA margin, discount rate, and market multiples. These significant assumptions used in the Company’s valuation model are forward looking and changes in these assumptions can have a material effect on the determination of fair values.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over its impairment assessment for the Residential Kitchen reporting unit, including management’s review of the methods and significant assumptions described above.

Our audit procedures to test the annual impairment assessment for the Residential Kitchen reporting unit included, among others, assessing the valuation methodologies and assumptions described above, and the underlying data used to support such assumptions. For example, we compared certain assumptions to industry, market and economic trends. Where appropriate, we evaluated whether changes to the Company’s business and other factors would affect the assumption. We also assessed the historical accuracy of management’s estimates and performed sensitivity analyses. We involved our valuation specialists to assist with our evaluation of the methodology and auditing certain significant assumptions included in the fair value estimates.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2012.

Chicago, Illinois
February 28, 2024

THE MIDDLEBY CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 30, 2023 AND DECEMBER 31, 2022
(amounts in thousands, except share data)

	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$247,496	$162,001
Accounts receivable, net of reserve for doubtful accounts of $23,464 and $20,295	644,576	631,134
Inventories, net	935,867	1,077,729
Prepaid expenses and other	112,690	125,640
Prepaid taxes	25,230	9,492
Total current assets	1,965,859	2,005,996
Property, plant and equipment, net of accumulated depreciation of $339,528 and $299,572	510,898	443,528
Goodwill	2,486,310	2,411,834
Other intangibles, net of amortization of $574,079 and $503,034	1,693,076	1,794,232
Long-term deferred tax assets	7,945	6,738
Pension benefits assets	38,535	—
Other assets	204,069	212,538
Total assets	$6,906,692	$6,874,866

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$44,822	$45,583
Accounts payable	227,080	271,374
Accrued expenses	579,192	671,327
Total current liabilities	851,094	988,284
Long-term debt	2,380,373	2,676,741
Long-term deferred tax liability	216,143	220,204
Accrued pension benefits	12,128	14,948
Other non-current liabilities	197,065	176,942
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 63,942,340 and 63,508,855 shares issued in 2023 and 2022, respectively	148	147
Paid-in capital	479,216	408,376
Treasury stock, at cost; 10,338,922 and 9,814,480 shares in 2023 and 2022	(906,031)	(831,176)
Retained earnings	3,899,754	3,498,872
Accumulated other comprehensive loss	(223,198)	(278,472)

Total stockholders' equity	3,249,889	2,797,747

Total liabilities and stockholders' equity	$6,906,692	$6,874,866

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE FISCAL YEARS ENDED DECEMBER 30, 2023, DECEMBER 31, 2022
AND JANUARY 1, 2022
(amounts in thousands, except per share data)

	2023	2022	2021
Net sales	$4,036,605	$4,032,853	$3,250,792
Cost of sales	2,502,543	2,586,299	2,055,932
Gross profit	1,534,062	1,446,554	1,194,860
Selling, general, and administrative expenses	806,946	797,234	667,976
Restructuring expenses	14,134	9,716	7,655
Impairments	78,114	—	—
Merger termination fee	—	—	(110,000)
Gain on sale of plant	—	—	(763)
Income from operations	634,868	639,604	629,992
Interest expense and deferred financing amortization, net	120,348	88,977	57,157
Net periodic pension benefit (other than service cost & curtailment)	(9,071)	(42,681)	(45,066)
Other expense (income), net	4,213	28,893	(1,603)
Earnings before income taxes	519,378	564,415	619,504
Provision for income taxes	118,496	127,846	131,012
Net earnings	$400,882	$436,569	$488,492

Net earnings per share:
Basic	$7.48	$8.07	$8.85
Diluted	$7.41	$7.95	$8.62

Weighted average number of shares
Basic	53,577	54,095	55,216
Dilutive common stock equivalents	509	852	1,449
Diluted	54,086	54,947	56,665

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE FISCAL YEARS ENDED DECEMBER 30, 2023, DECEMBER 31, 2022
AND JANUARY 1, 2022
(amounts in thousands)

	2023	2022	2021

Net earnings	$400,882	$436,569	$488,492

Other comprehensive income (loss):
Foreign currency translation adjustments	59,855	(107,691)	(47,693)
Pension liability adjustment, net of tax	11,988	127,995	151,223
Unrealized gain (loss) on interest rate swaps, net of tax	(16,569)	61,638	24,484
Unrealized (loss) gain on certain investments, net of tax	—	(1,330)	1,330
Other comprehensive income (loss):	$55,274	$80,612	$129,344

Comprehensive income	$456,156	$517,181	$617,836

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED DECEMBER 30, 2023, DECEMBER 31, 2022
AND JANUARY 1, 2022
(amounts in thousands)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, January 2, 2021	$147	$433,308	$(537,134)	$2,568,756	$(488,428)	$1,976,649
Net earnings	—	—	—	488,492	—	488,492
Adoption of ASU 2020-06 (1)	—	(79,430)	—	5,055	—	(74,375)
Currency translation adjustments	—	—	—	—	(47,693)	(47,693)
Change in unrecognized pension benefit costs, net of tax of $49,589	—	—	—	—	151,223	151,223
Unrealized gain on interest rate swap, net of tax of $8,619	—	—	—	—	24,484	24,484
Unrealized gain on certain investments, net of tax of $443	—	—	—	—	1,330	1,330
Stock compensation	—	42,330	—	—	—	42,330
Stock issuance	—	2,522	—	—	—	2,522
Purchase of treasury stock	—	—	(29,265)	—	—	(29,265)
Purchase of capped calls, net of tax of $(13,132)	—	(41,421)	—	—	—	(41,421)
Balance, January 1, 2022	$147	$357,309	$(566,399)	$3,062,303	$(359,084)	$2,494,276
Net earnings	—	—	—	436,569	—	436,569
Currency translation adjustments	—	—	—	—	(107,691)	(107,691)
Change in unrecognized pension benefit costs, net of tax of $37,475	—	—	—	—	127,995	127,995
Unrealized gain on interest rate swap, net of tax of $21,337	—	—	—	—	61,638	61,638
Unrealized loss on certain investments, net of tax of $(443)	—	—	—	—	(1,330)	(1,330)
Stock compensation	—	58,368	—	—	—	58,368
Purchase of treasury stock	—	—	(264,777)	—	—	(264,777)
Purchase of capped calls, net of tax of $(2,354)	—	(7,301)	—	—	—	(7,301)
Balance, December 31, 2022	$147	$408,376	$(831,176)	$3,498,872	$(278,472)	$2,797,747
Net earnings	—	—	—	400,882	—	400,882
Currency translation adjustments	—	—	—	—	59,855	59,855
Change in unrecognized pension benefit costs, net of tax of $5,993	—	—	—	—	11,988	11,988
Unrealized gain on interest rate swap, net of tax of $(5,637)	—	—	—	—	(16,569)	(16,569)
Stock compensation	—	51,047	—	—	—	51,047
Stock issuance	1	19,793	—	—	—	19,794
Purchase of treasury stock	—	—	(74,855)	—	—	(74,855)
Balance, December 30, 2023	$148	$479,216	$(906,031)	$3,899,754	$(223,198)	$3,249,889
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

THE MIDDLEBY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED DECEMBER 30, 2023, DECEMBER 31, 2022
AND JANUARY 1, 2022
(amounts in thousands)

	2023	2022	2021
Cash flows from operating activities—
Net earnings	$400,882	$436,569	$488,492
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	132,604	138,061	125,243
Non-cash share-based compensation	51,047	58,368	42,330
Deferred income taxes	(2,405)	(6,642)	6,863
Net periodic pension benefit (other than service costs)	(9,071)	(42,681)	(45,066)
Gain on sale of plant	—	—	(763)
Impairments	78,114	—	—
Non-cash restructuring	—	—	1,924
Other non-cash items	1,529	(12,127)	(11,805)
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(4,624)	(28,392)	(93,988)
Inventories, net	157,868	(196,313)	(198,264)
Prepaid expenses and other assets	(17,081)	(5,201)	10,853
Accounts payable	(49,369)	(47,742)	61,336
Accrued expenses and other liabilities	(110,704)	38,652	36,244
Net cash provided by operating activities	628,790	332,552	423,399
Cash flows from investing activities—
Net additions to property, plant and equipment	(85,179)	(67,289)	(46,551)
Proceeds from sale of property, plant and equipment	—	—	6,290
Purchase of intangible assets	(1,805)	(2,233)	(5,000)
Acquisitions, net of cash acquired	(68,758)	(278,797)	(963,600)
Net cash used in investing activities	(155,742)	(348,319)	(1,008,861)
Cash flows from financing activities—
Proceeds under Credit Facility	640,200	1,870,000	1,739,101
Repayments under Credit Facility	(948,496)	(1,555,250)	(1,135,058)
Premiums paid for capped call	—	(9,655)	(54,553)
Net (repayments) proceeds under foreign bank loan	(166)	(24,470)	(2,030)
Payments of deferred purchase price	(7,701)	(7,930)	(5,861)
Repurchase of treasury stock	(74,565)	(264,777)	(29,265)
Debt issuance costs	—	—	(9,242)
Other, net	(211)	(287)	(303)
Net cash (used in) provided by financing activities	(390,939)	7,631	502,789
Effect of exchange rates on cash and cash equivalents	3,386	(10,225)	(5,068)
Changes in cash and cash equivalents—
Net increase (decrease) in cash and cash equivalents	85,495	(18,361)	(87,741)
Cash and cash equivalents at beginning of year	162,001	180,362	268,103
Cash and cash equivalents at end of year	$247,496	$162,001	$180,362
Non-cash investing and financing activities:
Stock issuance related to acquisition and purchase of intangible assets	19,794	—	2,522
 The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 30, 2023, DECEMBER 31, 2022
AND JANUARY 1, 2022

(1)NATURE OF OPERATIONS

The Middleby Corporation (the "company") is engaged in the design, manufacture and sale of commercial foodservice, food processing equipment and residential kitchen equipment. The company manufactures and assembles this equipment at forty-four U.S. and thirty-five international manufacturing facilities. The company operates in three business segments: 1) the Commercial Foodservice Equipment Group, 2) the Food Processing Equipment Group and 3) the Residential Kitchen Equipment Group.

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

The Food Processing Equipment Group offers a broad portfolio of processing solutions for customers producing pre-cooked meat products, such as hot dogs, dinner sausages, poultry and lunchmeats and baked goods such as muffins, cookies and bread. Through its broad line of products, the company is able to deliver a wide array of cooking solutions to service a variety of food processing requirements demanded by its customers. The company can offer highly integrated solutions that provide a food processing operation a uniquely integrated solution providing for the highest level of food quality, product consistency, and reduced operating costs resulting from increased product yields, increased capacity and greater throughput and reduced labor costs through automation. The products offered by this group include a wide array of cooking and baking solutions, including batch ovens, baking ovens, proofing ovens, conveyor belt ovens, continuous processing ovens, frying systems and automated thermal processing systems. The company also provides a comprehensive portfolio of complementary food preparation equipment such as tumblers, massagers, grinders, slicers, reduction and emulsion systems, mixers, blenders, battering equipment, breading equipment, seeding equipment, water cutting systems, food presses, food suspension equipment, filling and depositing solutions, and forming equipment, as well as a variety of automated loading and unloading systems, automated washing systems, auto-guided vehicles, food safety, food handling, freezing, defrosting and packaging equipment. This portfolio of equipment can be integrated to provide customers a highly efficient and customized solution.

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

(2) ACQUISITIONS AND PURCHASE ACCOUNTING

The following represents the company's significant acquisitions in 2023 and 2022, the termination of a Merger Agreement, as well as summarized information on various acquisitions that were not individually material.
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
2022 Acquisitions
During 2022, the company completed various acquisitions that were not individually material. The final allocation of consideration paid for the other 2022 acquisitions is summarized as follows (in thousands):

	Preliminary Opening Balance Sheet	Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$25,860	$159	$26,019
Current assets	115,264	(8,911)	106,353
Property, plant and equipment	44,598	615	45,213
Goodwill	139,633	11,358	150,991
Other intangibles	93,147	7,018	100,165
Long-term deferred tax asset	426	635	1,061
Other assets	1,420	3,414	4,834
Current portion of long-term debt	(22,841)	2,043	(20,798)
Current liabilities	(57,158)	(4,029)	(61,187)
Long term debt	(5,646)	(3,995)	(9,641)
Long-term deferred tax liability	(23,137)	2,049	(21,088)
Other non-current liabilities	(19,061)	(8,019)	(27,080)

Consideration paid at closing	$292,505	$2,337	$294,842

Deferred payments	—	1,970	1,970
Contingent consideration	19,105	3,969	23,074

Net assets acquired and liabilities assumed	$311,610	$8,276	$319,886
The net long-term deferred tax liability amounted to $20.0 million. The net deferred tax liability is comprised of $20.8 million related to the difference between the book and tax basis of identifiable intangible assets and $0.8 million net deferred tax asset related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.

The goodwill and $46.0 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $31.5 million allocated to customer relationships, $16.0 million allocated to developed technology, and $6.7 million allocated to backlog, which are being amortized over periods of 7 to 9 years, 5 to 11 years, and 3 to 12 months, respectively. Goodwill of $113.8 million and other intangibles of $63.8 million are allocated to the Food Processing Equipment Group for segment reporting purposes. Goodwill of $34.9 million and other intangibles of $35.6 million are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. Goodwill of $2.3 million and other intangibles of $0.8 million are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. Of these assets, goodwill of $21.5 million and intangibles of $11.9 million are expected to be deductible for tax purposes.
Several purchase agreements include deferred payment and earnout provisions providing for a contingent payment due to the sellers for the achievement of certain targets. The deferred payments are payable between 2023 and 2024. The contractual obligations associated with the deferred payments on the acquisition date amounts to $2.0 million.Three earnouts are payable to the extent certain EBITDA targets are met with measurement dates ending between 2022 and 2025. One of these three earnouts is also payable yearly through 2027 based on product sales. One earnout is payable yearly through 2028 based on product sales. The contractual obligation associated with the contingent earnout provisions recognized on the acquisition date amount to $23.1 million.
2023 Acquisitions
During 2023, the company completed various acquisitions that were not individually material. The following estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition dates for the other 2023 acquisitions and are summarized as follows (in thousands):

	Preliminary Opening Balance Sheet	Preliminary Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$3,102	$—	$3,102
Current assets	9,964	188	10,152
Property, plant and equipment	21,954	(39)	21,915
Goodwill	38,422	2,726	41,148
Other intangibles	34,337	(722)	33,615
Other assets	—	5	5
Current liabilities	(3,774)	(1,147)	(4,921)
Long-term deferred tax liability	(958)	16	(942)
Other non-current liabilities	(12,099)	(216)	(12,315)

Consideration paid at closing	$90,948	$811	$91,759

Contingent consideration	14,743	216	14,959

Net assets acquired and liabilities assumed	$105,691	$1,027	$106,718
The net long-term deferred tax liability amounted to $0.9 million. The net deferred tax liability is comprised of $0.3 million related to the difference between the book and tax basis of identifiable intangible assets and $0.6 million related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.

The goodwill and $17.9 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $7.2 million allocated to customer relationships, $7.9 million allocated to developed technology, and $0.6 million allocated to backlog, which are being amortized over periods of 7 years, 7 to 12 years, and 9 months, respectively. Goodwill of $17.9 million and other intangibles of $7.8 million are allocated to the Food Processing Equipment Group for segment reporting purposes. Goodwill of $9.6 million and other intangibles of $14.1 million are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. Goodwill of $13.6 million and other intangibles of $11.7 million are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. Of these assets, goodwill of $39.5 million and intangibles of $32.2 million are expected to be deductible for tax purposes.
Four purchase agreements include earnout provisions providing for a contingent payment due to the sellers for the achievement of certain targets. Four earnouts are payable to the extent certain sales and EBITDA targets are met with measurement dates ending between 2024 and 2026. One earnout is payable upon the achievement of certain product rollout targets specific to the year of measurement. The contractual obligation associated with the contingent earnout provisions recognized on the acquisition date amount to $15.0 million.
The company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the company is waiting for additional information necessary to finalize those fair values for all acquisitions completed during 2023. Certain intangible assets are preliminarily valued using historical information from the Commercial Foodservice Equipment Group, Food Processing Equipment Group, and Residential Kitchen Equipment Group and qualitative assessments of the individual businesses at acquisition date. Specifically, the company estimated the fair values of the intangible assets based on the percentage of purchase price assigned to similar intangible assets in previous acquisitions. Thus, the provisional measurements of fair values set forth above are subject to change. The company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

Pro Forma Financial Information

In accordance with ASC 805 Business Combinations, the following unaudited pro forma results of operations for the twelve months ended December 30, 2023 and December 31, 2022, assumes the 2022 and 2023 acquisitions described above were completed on January 2, 2022 (first day of fiscal year 2022). The following pro forma results include adjustments to reflect amortization of intangibles associated with the acquisitions and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	Twelve Months Ended
	December 30, 2023	December 31, 2022
Net sales	$4,046,332	$4,160,826
Net earnings	403,484	426,167

Net earnings per share:
Basic	$7.53	$7.88
Diluted	$7.46	$7.76

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

The company's fiscal year ends on the Saturday nearest December 31. Fiscal years 2023, 2022, and 2021 ended on December 30, 2023, December 31, 2022 and January 1, 2022, respectively, with each year including 52 weeks.
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

(c)Accounts Receivable

Accounts receivable, as shown in the consolidated balance sheets, are net of allowances for doubtful accounts of $23.5 million and $20.3 million at December 30, 2023 and December 31, 2022, respectively. At December 30, 2023, all accounts receivable are expected to be collected within one year.

(d)    Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or net realizable value. Costs for inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at December 30, 2023 and December 31, 2022 are as follows (in thousands):

	2023	2022
Raw materials and parts	$495,488	$595,325
Work in process	80,102	86,083
Finished goods	360,277	396,321
	$935,867	$1,077,729

(e)Property, Plant and Equipment

Property, plant and equipment are carried at cost as follows (in thousands):

	2023	2022
Land	$73,060	$65,794
Building and improvements	346,527	306,004
Furniture and fixtures	69,438	59,438
Machinery and equipment	361,401	311,864
	850,426	743,100
Less accumulated depreciation	(339,528)	(299,572)
	$510,898	$443,528

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

Depreciation expense amounted to $50.4 million, $44.2 million and $42.7 million in fiscal 2023, 2022 and 2021, respectively.

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

The company performed a qualitative assessment as of October 1, 2023 over all three reporting units. As a result of the financial performance for the Residential Kitchen reporting unit, the company completed a quantitative analysis. The primary indicator of impairment was market conditions resulting in lower than expected revenue performance in the current year and forecasted revenues for future periods. The fair value of the reporting unit exceeded its carrying unit by more than 10% and no impairment of goodwill was recognized. The company believes the assumptions utilized within the qualitative analysis are reasonable and consistent with assumptions that would be used by other marketplace participants.

Based on the qualitative assessment for all other reporting units it was determined there was no impairment of goodwill. The company has not recognized any goodwill impairments and therefore there are no accumulated impairment losses.

Goodwill is allocated to the business segments as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of January 1, 2022	$1,298,369	$237,433	$707,667	$2,243,469

Goodwill acquired during the year	30,107	112,254	2,266	144,627
Measurement period adjustments to goodwill acquired in prior year	923	—	75,344	76,267
Exchange effect	(19,623)	616	(33,522)	(52,529)

Balance as of December 31, 2022	$1,309,776	$350,303	$751,755	$2,411,834

Goodwill acquired during the year	9,640	17,922	13,586	41,148
Measurement period adjustments to goodwill acquired in prior year	4,825	1,540		6,365
Exchange effect	4,815	5,452	16,696	26,963

Balance as of December 30, 2023	$1,329,056	$375,217	$782,037	$2,486,310

Intangible assets consist of the following (in thousands):

	December 30, 2023			December 31, 2022
	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	7.0	$845,326	$(529,533)	7.6	$839,811	$(460,885)
Backlog	0.0	—	—	0.1	8,301	(6,352)
Developed technology	8.3	98,593	(44,546)	8.3	79,763	(35,797)
		$943,919	$(574,079)		$927,875	$(503,034)
Indefinite-lived intangible assets:
Trademarks and trade names		$1,323,236			$1,369,391

The company completed its annual impairment assessment for indefinite-lived intangible assets as of October 1, 2023. We identified indicators of impairment with certain trademarks within the each of its reporting units based on the qualitative assessment. The primary indicator of impairment was market conditions resulting in lower than expected revenue performance in the current year and forecasted revenues for future periods.

Based on the results of the quantitative assessments, the company recorded impairment charges of $78.1 million associated with several trademarks, of which $76.1 million was associated with the Residential Kitchen Equipment Group and $2.0 million with the Commercial Foodservice Equipment Group. The gross value of all trademarks tested was approximately $246.2 million, including the impaired trademarks. The fair values of the other trademarks tested with no impairment per the analyses, exceeded their carrying values by 10% or more.

The Kamado Joe, Masterbuilt and Char-Griller trademarks within the Residential Kitchen Equipment Group were impaired based on the quantitative assessments. The fair value of trademarks were estimated to be $122.3 million as compared to the carrying value of $198.4 million and resulted in a $76.1 million indefinite-lived intangible asset impairment charge. The diminution in fair value for the trademarks was macroeconomic conditions such as higher inventory levels in the channel following periods of disruption in supply chain and inflationary pressures on the carrying costs of inventory levels in the retail industry. This led to lower than expected revenue in the current year and corresponding reductions of future revenue due to expectations for recovery in demand. The company estimated the fair value of the trademarks using a relief from royalty method under the income approach. In performing the quantitative analyses on these trademark, significant assumptions include revenue growth rates, assumed royalty rates and the discount rate. The company believes the assumptions utilized within the quantitative analysis are reasonable and consistent with assumptions that would be used by other marketplace participants.

Collectively, for the Kamado Joe, Masterbuilt and Char-Griller trademarks, a 10.0% reduction in revenues would result in an impairment charge of approximately $11.3 million. A 50 basis point reduction of the royalty rates would result in an impairment charge of approximately $13.4 million. A 50 basis point increase in the discount rates would result in an impairment charge of approximately $7.5 million.

The company performed a qualitative assessment as of October 1, 2023 for all other trademarks and trade names and determined it is more like than not that the fair value of its other indefinite-life intangible assets are greater than the carrying amounts.

The company elected to perform a qualitative assessment on the other indefinite-life intangible assets noting no events that indicated that the fair value was less than the carrying value that would require a quantitative impairment assessment.

The estimates of future cash flows used in determining the fair value of goodwill and indefinite-lived intangible assets involve significant management judgment and are based upon assumptions about expected future operating performance, economic conditions, market conditions and cost of capital. Inherent in estimating the future cash flows are uncertainties beyond our control, such as changes in capital markets. The company continues to monitor global and regional economic market conditions, channel inventory levels, and the underlying demand for its products to assess the impact on its business and financial performance. The actual cash flows could differ materially from management's estimates due to changes in business conditions, operating performance and economic conditions.

Definite-lived intangible assets are amortized over their estimated useful lives and tested for impairment in accordance with the methodology discussed above under "Property, Plant and Equipment."

The aggregate intangible amortization expense was $75.0 million, $86.3 million and $75.8 million in 2023, 2022 and 2021, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

2024	$63,606
2025	57,400
2026	54,208
2027	45,687
2028	39,380
2029 and thereafter	109,559
$369,840

 (g)    Accrued Expenses

Accrued expenses consist of the following at December 30, 2023 and December 31, 2022, respectively (in thousands):

	2023	2022
Contract liabilities	$118,681	$185,824
Accrued payroll and related expenses	121,514	122,861
Accrued warranty	89,039	82,096
Accrued customer rebates	59,267	70,706
Accrued short-term leases	26,417	25,250
Accrued sales and other tax	24,568	24,044
Accrued professional fees	18,461	19,541
Accrued contingent consideration	17,791	20,529
Accrued agent commission	16,956	17,381
Accrued product liability and workers compensation	11,169	11,326
Other accrued expenses	75,329	91,769

	$579,192	$671,327

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

(i)Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of accumulated other comprehensive income (loss) as reported in the consolidated balance sheets (in thousands):

	2023	2022
Unrecognized pension benefit costs, net of tax of $3,998 and $(1,995)	$(109,713)	$(121,701)
Unrealized gain on interest rate swap, net of tax of $11,198 and $16,836	32,005	48,574
Currency translation adjustments	(145,490)	(205,345)

	$(223,198)	$(278,472)

Changes in accumulated other comprehensive income (loss) (1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Unrealized Loss Certain Investments	Total
Balance as of January 1, 2022	$(97,654)	$(249,696)	$(13,064)	1,330	$(359,084)
Other comprehensive income before reclassification	(107,691)	117,840	58,135	(1,330)	66,954
Amounts reclassified from accumulated other comprehensive income	—	10,155	3,503	—	13,658
Net current-period other comprehensive income	$(107,691)	$127,995	$61,638	(1,330)	$80,612
Balance as of December 31, 2022	$(205,345)	$(121,701)	$48,574	$—	$(278,472)
Other comprehensive income before reclassification	59,855	11,392	15,652	—	86,899
Amounts reclassified from accumulated other comprehensive income	—	596	(32,221)	—	(31,625)
Net current-period other comprehensive income	$59,855	$11,988	$(16,569)	$—	$55,274
Balance as of December 30, 2023	$(145,490)	$(109,713)	$32,005	$—	$(223,198)
    (1) As of December 30, 2023 pension and unrealized gain/(loss) interest rate swap amounts are net of tax of $4.0 million, and $11.2 million, respectively. During the twelve months ended December 30, 2023, the adjustments to pension benefit costs and unrealized gain/(loss) interest rate swap were net of tax of $6.0 million and $(5.6) million, respectively.

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

The company’s financial assets and liabilities that are measured at fair value are categorized using the fair value hierarchy at December 30, 2023 and December 31, 2022 are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of December 30, 2023
Financial Assets:
Interest rate swaps	$—	$42,779	$—	$42,779
Foreign exchange derivative contracts	$—	$29	$—	$29

Financial Liabilities:
Contingent consideration	$—	$—	$51,538	$51,538

As of December 31, 2022
Financial Assets:
Interest rate swaps	$—	$64,985	$—	$64,985

Financial Liabilities:
Contingent consideration	$—	$—	$47,242	$47,242
Foreign exchange derivative contracts	$—	$474	$—	$474

The contingent consideration, as of December 30, 2023 and December 31, 2022, relates to the earnout provisions recorded in conjunction with various purchase agreements.

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

The following table represents changes in the fair value of the contingent consideration liabilities for the fiscal years 2023 and 2022:

	December 30, 2023	December 31, 2022
Beginning balance	$47,242	$34,983
Payments of contingent consideration	(6,871)	(5,103)
New contingent consideration	15,534	22,299
Changes in fair value	(4,367)	(4,937)
Ending balance	$51,538	$47,242

(k)Foreign Currency

The income statements of the company’s foreign operations are translated at the monthly average rates. Assets and liabilities of the company’s foreign operations are translated at exchange rates at the balance sheet date. These translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of stockholders’ equity. Exchange gains and losses on foreign currency transactions are included in determining net income for the period in which they occur. These transactions amounted to a loss of $8.7 million, loss of $28.1 million and a gain of $0.3 million in 2023, 2022 and 2021, respectively, and are included in other expense on the statements of earnings.

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

A rollforward of the warranty reserve for the fiscal years 2023 and 2022 are as follows (in thousands):

	2023	2022
Beginning balance	$82,096	$80,215
Warranty reserve related to acquisitions	595	3,607
Warranty expense	89,122	70,774
Warranty claims paid	(82,774)	(72,500)
Ending balance	$89,039	$82,096

(n)Research and Development Costs

Research and development costs, included in cost of sales in the consolidated statements of earnings, are charged to expense when incurred. These costs were $53.1 million, $48.9 million and $41.8 million in fiscal 2023, 2022 and 2021, respectively.

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

The company’s potentially dilutive securities amounted to 509,000, 852,000 and 1,449,000 for fiscal 2023, 2022 and 2021, respectively. The company's potentially dilutive securities consist of shares issuable on vesting of restricted stock units computed using the treasury method and amounted to approximately 67,000, 73,000 and 56,000 for fiscal 2023, 2022 and 2021, respectively. During fiscal 2023 2022 and 2021, the average market price of the company's common stock exceeded the exercise price of the Convertible Notes (as defined below) resulting in approximately 442,000, 779,000 and 1,393,000 diluted common stock equivalents to be included in the diluted net earnings per share, respectively. There have been no material conversions to date. See Note 5, Financing Arrangements, in these Notes to the Consolidated Financial Statements for further details on the Convertible Notes. There were no anti-dilutive equity awards excluded from common stock equivalents for 2023, 2022 or 2021.

(q)Consolidated Statements of Cash Flows

Cash paid for interest was $119.2 million, $77.2 million and $50.6 million in fiscal 2023, 2022 and 2021, respectively. Cash payments totaling $139.7 million, $114.0 million, and $125.8 million were made for income taxes during fiscal 2023, 2022 and 2021, respectively.

(r)New Accounting Pronouncements
Accounting Pronouncements - Recently Adopted
In March 2020, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which amends ASU 2020-04 and clarifies the scope and guidance of Topic 848 to allow for derivatives impacted by the rate reform to qualify for certain optional expedients and exceptions for contract modifications and hedge accounting. The guidance is optional and is effective for a limited period of time. In December 2022, the FASB also issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to defer the sunset date of ASC 848 from December 31, 2022, to December 31, 2024. These new standards were effective upon issuance and generally can be applied to applicable contract modifications. All of the company's agreements previously utilizing LIBOR have transitioned to Secured Overnight Financing Rate ("SOFR") on or before July 1, 2023. These changes did not have a material impact on its Consolidated Financial Statements and disclosures.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new accounting rules require entities to apply “Revenue from Contracts with Customers (Topic 606)” to recognize and measure contract assets and contract liabilities in a business combination. The new accounting rules were effective for the Company in the first quarter of 2023. The company adopted this standard in the first quarter of 2023 and it did not have a material impact on its Consolidated Financial Statements and disclosures.
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
Accounting Pronouncements - To be adopted
In March 2023, the FASB issued Accounting Standards Update ASU 2023-01, Leases (Topic 842): Common Control Arrangements. This ASU clarified the accounting for leasehold improvements for leases under common control. The guidance is effective for the company beginning on January 1, 2024. The company is currently evaluating the impact the adoption of this guidance will have on its Consolidated Financial Statements and disclosures.
In November 2023, the FASB issued Accounting Standard Update ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendment requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, as well as disclosure of the title and position of the Chief Operating Decision Maker (“CODM”). The guidance is effective for the company beginning on January 1, 2024. Early adoption is permitted. The company is currently evaluating the impact the adoption of this guidance will have on its Consolidated Financial Statements and disclosures.
In December 2023, the FASB issued Accounting Standard Update ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required in an entity’s income tax rate reconciliation table. This ASU requires consistent categories and greater disaggregation of information presented in the effective tax rate reconciliation and requires disclosure of income taxes paid both domestic and foreign jurisdictions. The guidance is effective for the company beginning on January 1, 2025 and is required to be applied prospectively, with retrospective application to prior periods allowed. Early adoption is permitted. The company is currently evaluating the impact the adoption of this guidance will have on its Consolidated Financial Statements and disclosures.

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

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Twelve Months Ended December 30, 2023
United States and Canada	$1,828,416	$479,312	$513,333	$2,821,061
Asia	233,039	40,208	12,611	285,858
Europe and Middle East	369,823	145,293	258,201	773,317
Latin America	90,193	55,805	10,371	156,369
Total	$2,521,471	$720,618	$794,516	$4,036,605

Twelve Months Ended December 31, 2022
United States and Canada	$1,750,986	$426,124	$701,909	$2,879,019
Asia	212,182	20,306	32,121	264,609
Europe and Middle East	364,120	100,239	303,840	768,199
Latin America	67,474	43,300	10,252	121,026
Total	$2,394,762	$589,969	$1,048,122	$4,032,853

Twelve Months Ended January 1, 2022
United States and Canada	$1,417,506	$364,894	$454,375	$2,236,775
Asia	204,380	17,693	11,154	233,227
Europe and Middle East	344,242	77,702	265,508	687,452
Latin America	48,244	38,846	6,248	93,338
Total	$2,014,372	$499,135	$737,285	$3,250,792

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

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

	December 30, 2023	December 31, 2022
Contract assets	$47,072	$40,438
Contract liabilities	$118,681	$185,824
Non-current contract liabilities	$15,721	$12,495

During the twelve months period ended December 30, 2023, the company reclassified $29.6 million to accounts receivable which was included in the contract asset balance at the beginning of the period. During the twelve months period ended December 30, 2023, the company recognized revenue of $161.7 million which was included in the contract liability balance at the beginning of the period. Additions to contract liabilities representing amounts billed to clients in excess of revenue recognized to date were $121.8 million during the twelve months period ended December 30, 2023. Substantially all of the company's outstanding performance obligations will be satisfied within 12 to 36 months. There were no contract asset impairments during twelve months period ended December 30, 2023.

(5)     FINANCING ARRANGEMENTS

	2023	2022
	(in thousands)
Senior secured revolving credit line	$—	$251,805
Term loan facility	945,913	975,785
Delayed draw term loan facility	726,563	750,000
Convertible senior notes	741,501	737,918
Foreign loans	10,531	5,917
Other debt arrangement	687	899
Total debt	2,425,195	2,722,324
Less: Current maturities of long-term debt	44,822	45,583
Long-term debt	$2,380,373	$2,676,741
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
On August 11, 2022, the company borrowed $750 million against the delayed draw term facility as provided under the Credit Agreement. The funds were used to reduce outstanding borrowings under the revolver. The delayed draw term loan amortizes in quarterly installments due on the last day of each fiscal quarter, commencing on December 30, 2023, in an amount equal to 0.625% of the principal drawn, with the balance, plus any accrued interest payable by October 21, 2026.
As of December 30, 2023, the company had $1.7 billion of borrowings outstanding under the Credit Facility, including $950 million outstanding under the term loan ($946 million, net of unamortized issuance fees) and $727 million outstanding under the delayed draw term loan. The company also had $1.6 million in outstanding letters of credit as of December 30, 2023, which reduces the borrowing availability under the Credit Facility. Remaining borrowing capacity under this facility was $2.8 billion at December 30, 2023.

At December 30, 2023, borrowings under the Credit Facility accrued interest at a rate of 1.625% above the daily simple or term Secured Overnight Financing Rate (“SOFR”) per annum or 0.625% above the highest of the prime rate, the federal funds rate plus 0.50% and one month Term SOFR plus 1.00%. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. As of December 30, 2023, borrowings under the Credit Facility accrued interest at a minimum of 1.625% above SOFR and the variable unused commitment fee will be at a minimum of 0.25%. Borrowings under the Credit Facility accrue interest at a minimum of 1.625% above the daily simple SOFR or term SOFR for the applicable interest period (each of which includes a spread adjustment of 0.10%). The average interest rate per annum, inclusive of hedging instruments, on the debt under the Credit Facility was equal to 5.22% at the end of the period and the variable commitment fee was equal to 0.25% per annum as of December 30, 2023.
The term loan and delayed draw term loan facilities had an average interest rate per annum, inclusive of hedging instruments, of 5.22% as of December 30, 2023.
In addition, the company has international credit facilities to fund working capital needs outside the United States. At December 30, 2023, these foreign credit facilities amounted to $10.5 million in U.S. Dollars with a weighted average per annum interest rate of approximately 2.31%.
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

	Dec 30, 2023		Dec 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt excluding convertible senior notes	$1,683,694	$1,687,781	$1,984,406	$1,989,871
The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At December 30, 2023, the company had outstanding floating-to-fixed interest rate swaps totaling $155.0 million notional amount carrying an average interest rate of 1.81% maturing in less than 12 months and $695.0 million notional amount carrying an average interest rate of 1.66% that mature in more than 12 months but less than 50 months.
The terms of the Credit Facility, as amended, limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and requires, among other things, the company to satisfy certain financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Credit Facility) of 3.00 to 1.00, (ii) a maximum Secured Leverage Ratio (as defined in the Credit Facility) of Funded Debt less Unrestricted Cash to Pro Forma EBITDA (each as defined in the Credit Facility) of 3.75 to 1.00, which may be adjusted to 4.25 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Credit Facility. The Credit Facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material foreign and domestic subsidiaries. The Credit Facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. At December 30, 2023, the company was in compliance with all covenants pursuant to its borrowing agreements.

Convertible Notes
The following table summarizes the outstanding principal amount and carrying value of the Convertible Notes:

	Dec 30, 2023	Dec 31, 2022
	(in thousands)
Principal amounts:
Principal	$747,499	$747,499
Unamortized issuance costs	(5,998)	(9,581)
Net carrying amount	$741,501	$737,918
The following table summarizes total interest expense recognized related to the Convertible Notes:

	Twelve Months Ended
	Dec 30, 2023	Dec 31, 2022	Jan 1, 2022
Contractual interest expense	$7,454	$7,475	$7,454
Interest cost related to amortization of debt issuance costs	3,583	3,587	3,484
Total interest expense	$11,037	$11,062	$10,938

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
The estimated fair value of the Convertible Notes was $914.0 million as of December 30, 2023 and was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 3 (j), Fair Value Measurements, in these Notes to the Consolidated Financial Statements included in this Part II, Item 8 of this Annual Report on Form 10-K. The if-converted value of the Convertible Notes exceeded their respective principal value by $107.8 million as of December 30, 2023.

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

The Convertible Notes were issued pursuant to the Indenture and bear interest semi-annually in arrears at a rate of 1.00% per annum on March 1 and September 1 of each year. The Convertible Notes are convertible based upon an initial conversion rate of 7.7746 shares of the company's common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $128.62 per share of the company's common stock. The conversion rate will be subject to adjustment upon occurrence of certain specified events in accordance with the Indenture but will not be adjusted for accrued and unpaid interest. Additionally, in the event of a Fundamental Change (as defined in the Indenture), holders of the Convertible Notes may require the company to repurchase all or a portion of their Convertible Notes at a price equal to 100.0% of the principal amount of Convertible Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. Upon conversion, the company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the company's election, in respect of the remainder, if any, of the company's conversion obligation in excess of the aggregate principal amount of the notes being converted. At December 30, 2023, none of these conditions existed.
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

The company may settle the conversions of the Convertible Notes in cash, shares of the company's common stock or any combination thereof at its election. The number of shares of the company's common stock issuable at the conversion price of $128.62 per share is expected to be 5.8 million shares. However, the Capped Call Transactions are expected generally to reduce the potential dilution of the company's common stock upon any conversion of Convertible Notes and/or offset the cash payments the company is required to make in excess of the principal amount of the Notes. Under the 2020 Capped Call Transactions, the number of shares of common stock issuable at the conversion price of $207.93 is expected to be 3.6 million shares. Under the 2021 Capped Call Transactions, the number of shares of common stock issuable at the conversion prices of $216.50 and $225.00 is expected to be 3.5 million shares and 3.3 million shares, respectively. Under the 2022 Capped Call Transactions, the number of shares of common stock issuable at the conversion price of $229.00 is expected to be 3.3 million shares. As of December 30, 2023, one Convertible Note has been converted to date.

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
The aggregate amount of debt payable during each of the next five years is as follows (in thousands):

2024	$44,822
2025	785,304
2026	1,589,014
2027	755
2028 and thereafter	5,300

$2,425,195

(6)    COMMON AND PREFERRED STOCK

(a)    Shares Authorized

At December 30, 2023 and December 31, 2022, the company had 95,000,000 authorized shares of common stock and 2,000,000 authorized shares of non-voting preferred stock.

(b)    Treasury Stock

In November 2017, the company's Board of Directors approved a stock repurchase program authorizing the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. In May 2022, the company's Board of Directors approved the company to repurchase an additional 2,500,000 shares of its outstanding common stock under the current program. During 2022, the company repurchased 1,553,961 shares of its common stock under the program for $249.0 million, including applicable commissions, which represented an average price of $160.27. During 2023, the company repurchased 397,738 shares of its common stock under the program for $55.6 million, including applicable commissions and excise tax, which represented an average price of $139.68. As of December 30, 2023, 3,116,364 shares had been purchased under the 2017 stock repurchase program and 1,883,636 remain authorized for repurchase.

The company also treats shares withheld for tax purposes on behalf of employees in connection with the vesting of restricted share grants as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. During 2022, the company repurchased 90,243 shares of its common stock that were surrendered to the company for withholding taxes related to restricted stock vestings for $15.8 million. During 2023, the company repurchased 126,704 shares of its common stock that were surrendered to the company for withholding taxes related to restricted stock vestings for $19.8 million.

(c)    Share-Based Awards

The company maintains an incentive plan under which the company's Board of Directors grants share-based awards to key employees. On May 10, 2021, the 2021 Stock Incentive Plan (the "2021 Plan") was approved, which included a maximum amount of 1,350,000 shares allowed to be awarded plus the shares remaining for future grants under the 2011 Stock Incentive Plan (the "2011 Plan") as of the approval date and any shares outstanding that are subsequently forfeited or expired. Thus, no further shares are available to grant under the 2011 Plan and the maximum amount of shares available for future grants under the 2021 Plan as of December 30, 2023 is 987,922.

Non-cash share-based compensation of $51.0 million, $58.4 million and $42.3 million was recognized for fiscal 2023, 2022 and 2021, respectively, associated with restricted share grants and restricted stock units. The company recorded a related tax benefit of $0.8 million, $1.3 million and less than $0.4 million in fiscal 2023, 2022 and 2021, respectively.

Restricted share grants:

The company has issued restricted share grant awards, which are generally time and performance based and were not subject to market conditions. The fair value of restricted share grants represents the closing share price of the company's stock as of the date of the grant and is recognized over the vesting period of the awards. The weighted average grant date fair value was $136.13, $188.31 and $181.31 per share for restricted share grants in fiscal 2023, 2022 and 2021 respectively, which represents the closing share price of the company’s stock as of the date of grant. The approximate fair value of restricted shares vested were $0.6 million, $29.1 million, $7.3 million for fiscal 2023, 2022 and 2021, respectively.

A summary of the company’s nonvested restricted share grant activity and their corresponding fair value on the date of grant for fiscal year ended December 30, 2023 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2022	14,356	$134.43

Granted	2,080	136.13
Vested	(3,840)	188.31
Forfeited	(10,516)	114.34

Nonvested shares at December 30, 2023	2,080	$136.13

As of December 30, 2023, there was $0.1 million of total unrecognized compensation cost related to nonvested restricted share grant compensation arrangements, if all performance conditions are fully achieved. The remaining weighted average life is 0.3 years.

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

Time vesting units vest equally over two or three years and performance units vest based on achievement of certain company performance criteria over the two or three year period, as set forth in the grant agreement ranging from 0 to 200% of the target shares granted. The weighted average grant date fair value was $147.13, $150.07 and $166.41 per share for restricted stock units in fiscal 2023, 2022 and 2021, respectively. The approximate fair value of restricted stock units vested were $30.1 million for fiscal 2023.

A summary of the company’s nonvested restricted stock unit activity at target shares and their corresponding fair value on the date of grant for fiscal year ended December 30, 2023 is as follows:

	Units	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2022	521,455	$157.55

Granted	333,031	147.13
Vested	(194,690)	144.11
Forfeited	(8,065)	158.33

Nonvested shares at December 30, 2023	651,731	$160.15

As of December 30, 2023, there was $70.8 million of total unrecognized compensation cost related to nonvested restricted stock unit compensation arrangements, if all performance conditions are fully achieved. The remaining weighted average life is 1.76 years.

(7)     INCOME TAXES

Earnings before taxes is summarized as follows (in thousands):

	2023	2022	2021
Domestic	$346,815	$383,813	$453,357
Foreign	172,563	180,602	166,147
Total	$519,378	$564,415	$619,504

The provision for income taxes is summarized as follows (in thousands):

	2023	2022	2021
Federal	$67,023	$62,416	$84,689
State and local	15,934	23,892	24,363
Foreign	35,539	41,538	21,960
Total	$118,496	$127,846	$131,012

Current	$120,901	$134,488	$124,149
Deferred	(2,405)	(6,642)	6,863
Total	$118,496	$127,846	$131,012

Reconciliation of the differences between income taxes computed at the federal statutory rate to the effective rate are as follows:

	2023	2022	2021
U.S. federal statutory tax rate	21.0%	21.0%	21.0%

State taxes, net of federal benefit	3.1	3.3	3.1
Permanent differences	0.6	0.9	0.5
Foreign income tax rate at rates other than U.S. statutory	0.2	0.2	0.2
Deferred tax changes	—	—	(2.2)
Change in valuation allowances	—	—	0.4
Tax on unremitted earnings	0.4	0.3	0.4
Federal Refund	—	—	(0.7)
Internal restructuring	—	(2.3)	—
Other	(2.5)	(0.7)	(1.6)
Consolidated effective tax	22.8%	22.7%	21.1%
(1) Net of changes in related tax attributes.

A tax provision of $118.5 million, at an effective rate of 22.8%, was recorded for fiscal 2023 as compared to $127.8 million at an effective rate of 22.7%, in fiscal 2022. The fiscal 2023 tax provision includes a $7.0 million tax benefit for the finalization of the 2022 tax returns. The fiscal 2022 tax provision includes a deferred tax benefit of approximately $13 million associated with legal entity restructuring the company undertook to integrate and simplify the company’s business operations. The effective rates in 2023 and 2022 were higher than the federal tax rate of 21.0% primarily due to state taxes and foreign tax rate differentials.

At December 30, 2023 and December 31, 2022, the company had recorded the following deferred tax assets and liabilities (in thousands):

	2023	2022
Deferred tax assets:
Compensation related	$29,135	$26,273
Pension and post-retirement benefits	1,435	1,640
Inventory reserves	27,311	26,134
Accrued liabilities and reserves	22,017	21,743
Warranty reserves	20,956	17,593
Operating lease liability	22,096	19,890
Basis difference on affiliates	12,099	14,473
Capitalized R&D costs	39,585	19,381
Convertible debt	15,860	25,637
Net operating loss carryforwards	12,989	12,964
Other	22,871	14,879
Gross deferred tax assets	226,354	200,607
Valuation allowance	(15,749)	(11,599)
Deferred tax assets	$210,605	$189,008

Deferred tax liabilities:
Intangible assets	$(310,847)	$(306,814)
Depreciable assets	(40,036)	(32,267)
Operating lease right-of-use assets	(21,139)	(19,240)
Interest rate swaps	(10,927)	(16,836)
Pension and post-retirement benefits	(9,719)	—
Other	(26,135)	(27,317)

Deferred tax liabilities	$(418,803)	$(402,474)

Net deferred tax assets (liabilities)	$(208,198)	$(213,466)

Long-term deferred asset	7,945	6,738
Long-term deferred liability	(216,143)	(220,204)
Net deferred tax assets (liabilities)	$(208,198)	$(213,466)

The company has recorded tax reserves on undistributed foreign earnings not permanently reinvested of $12.0 million and $10 million at December 30, 2023 and December 31, 2022, respectively. No further provisions were made for income taxes that may result from future remittances of undistributed earnings of foreign subsidiaries that are determined to be permanently reinvested, which were $757.0 million on December 30, 2023. Determination of the total amount of unrecognized deferred income taxes on undistributed earnings net of foreign subsidiaries is not practicable.

The company has a deferred tax asset on net operating loss carryforwards totaling $13.0 million as of December 30, 2023. These net operating losses are available to reduce future taxable earnings of certain domestic and foreign subsidiaries. United States federal loss carryforwards total $9.6 million of which $3.1 million will expire through 2036 and $6.5 million have no expiration date. State loss carryforwards total $12.5 million and expire through 2038 and international loss carryforwards total $47.8 million that can be carried forward indefinitely. Of these carryforwards, $38.4 million are subject to full valuation allowance.

As of December 30, 2023, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $33.9 million (of which $33.9 million would impact the effective tax rate if recognized) plus approximately $9.4 million of accrued interest and $7.0 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Interest recognized in fiscal years 2023, 2022 and 2021 was $1.4 million, $0.6 million and $0.9 million, respectively. Penalties recognized in fiscal years 2023, 2022 and 2021 was $0.0 million, $0.2 million and $(1.0) million, respectively.

The following table summarizes the activity related to the unrecognized tax benefits for the fiscal years ended January 1, 2022, December 31, 2022 and December 30, 2023 (in thousands):

Balance at January 1, 2022	$36,209

Increases to current year tax positions	2,195
Increase to prior year tax positions	534
Decrease to prior year tax positions	(1,709)
Settlements	(1,974)
Lapse of statute of limitations	(1,607)

Balance at December 31, 2022	$33,648

Increases to current year tax positions	2,126
Lapse of statute of limitations	(1,852)

Balance as of December 30, 2023	$33,922

It is reasonably possible that the amounts of unrecognized tax benefits associated with state, federal and foreign tax positions may decrease over the next twelve months due to expiration of a statute or completion of an audit. The company believes that it is reasonably possible that $4.9 million of its remaining unrecognized tax benefits may be recognized by the end of 2024 as a result of settlements with taxing authorities or lapses of statutes of limitations.
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

(a)Foreign Exchange

The company periodically enters into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. The notional amount of foreign currency contracts outstanding was $253.1 million and $562.5 million as of December 30, 2023 and December 31, 2022, respectively. The fair value of these forward contracts was an unrealized gain of less than $0.1 million at the end of the year.

(b)Interest Rate

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. Prior to July 1, 2023, the company amended its Credit Facility and the existing interest rate swap agreements to transition the interest reference rate from one-month LIBOR to one-month SOFR. There were no other changes to the company's Credit Facility or timing of cash flows. The amendment was entered into because the LIBOR rate historically used was no longer published after June 30, 2023. The company utilized expedients within ASC 848 to conclude that this amendment should be treated as a non-substantial modification of the existing contract, resulting in no impact to the company's consolidated financial statements. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. The fair value of these instruments was an asset of $42.8 million and an asset of $65.0 million as of December 30, 2023 and December 31, 2022, respectively. The change in fair value of these swap agreements in 2023 was a loss of $16.5 million, net of taxes.

A summary of the company’s interest rate swaps is as follows (in thousands):

		Twelve Months Ended
	Location	Dec 30, 2023	Dec 31, 2022
Fair value	Prepaid expenses	$2,897	$6,805
Fair value	Other assets	$39,882	$58,180
Amount of gain/(loss) recognized in other comprehensive income	Other comprehensive income	$10,015	$79,472
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$32,221	$(3,503)

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
Leases
The company leases warehouse space, office facilities and equipment under operating leases. The company has operating lease costs of $39.6 million, $35.7 million and $31.5 million in fiscal 2023, 2022 and 2021 respectively, including short-term lease expense and variable lease costs, which were immaterial in the year.

Leases (in thousands)	December 30, 2023	December 31, 2022
Operating lease right-of-use assets:
Other assets	$109,373	$102,314

Operating lease liabilities:
Accrued expenses	26,417	25,250
Other non-current liabilities	87,550	80,242
Total Liability	$113,967	$105,492

Total Lease Commitments (in thousands)	Operating Leases
2024	$29,818
2025	25,794
2026	22,028
2027	16,381
2028	12,432
2029 and thereafter	19,028
Total future lease commitments	125,481
Less imputed interest	11,514
Total	$113,967

Other Lease Information (in thousands, except lease term and discount rate)	Twelve Months Ended December 30, 2023	Twelve Months Ended December 31, 2022
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$30,117	$28,104

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	28,524	20,725

	December 30, 2023	December 31, 2022

Weighted-average remaining lease terms - Operating	5.2 years	5.5 years

Weighted-average discount rate - Operating	3.6%	2.9%

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

The following table summarizes the results of operations for the company’s business segments(1) (dollars in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other(2)	Total
2023
Net sales	$2,521,471	$720,618	$794,516	$—	$4,036,605
Income (loss) from operations (3)	616,224	158,469	(12,450)	(127,375)	634,868
Depreciation expense (4)	27,323	7,949	13,637	1,507	50,416
Amortization expense (5)	56,728	9,271	9,052	7,137	82,188
Net capital expenditures	39,272	14,999	25,960	4,948	85,179
Total assets	3,751,746	1,009,857	1,941,204	203,885	6,906,692
Long-lived assets (6)	340,375	98,920	227,131	95,021	761,447

2022
Net sales	$2,394,762	$589,969	$1,048,122	$—	$4,032,853
Income (loss) from operations (3)	548,536	107,459	127,948	(144,339)	639,604
Depreciation expense (4)	24,299	6,045	13,596	679	44,619
Amortization expense (5)	54,872	14,034	17,376	7,159	93,441
Net capital expenditures	28,718	13,957	20,604	4,010	67,289
Total assets	3,788,245	983,797	1,972,351	130,473	6,874,866
Long-lived assets (6)	318,457	84,370	151,499	108,478	662,804

2021
Net sales	$2,014,372	$499,135	$737,285	$—	$3,250,792
Income (loss) from operations (3,7,8)	421,717	95,818	124,701	(12,244)	629,992
Depreciation expense (4)	23,742	5,673	12,655	611	42,681
Amortization expense (5)	54,461	9,696	11,628	6,777	82,562
Net capital expenditures	26,022	9,596	9,232	1,701	46,551
Total assets	3,520,821	639,061	2,153,758	69,958	6,383,598
Long-lived assets (6)	291,320	56,207	169,028	41,112	557,667
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
(8)Gain on sale of plant is included in Commercial Foodservice and Residential Kitchen for 2021.

Geographic Information

Long-lived assets, not including goodwill and other intangibles (in thousands):

	2023	2022	2021
United States and Canada	$502,479	$471,375	$379,431

Asia	40,849	35,965	17,818
Europe and Middle East	205,621	142,326	152,384
Latin America	12,498	13,138	8,034
Total International	258,968	191,429	178,236

	$761,447	$662,804	$557,667
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

	Fiscal 2023		Fiscal 2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net Periodic Pension Cost (Benefit):
Interest cost	1,315	46,046	923	25,032
Expected return on assets	(873)	(58,766)	(1,073)	(74,581)
Amortization of net loss	420	186	758	3,671
Amortization of prior service cost	—	2,601	—	2,589
	$862	$(9,933)	$608	$(43,289)

Change in Benefit Obligation:
Benefit obligation – beginning of year	$27,550	$946,153	$36,423	$1,544,147
Interest on benefit obligations	1,315	46,046	923	25,032
Actuarial loss (gain)	539	1,970	(8,060)	(409,462)
Net benefit payments	(1,745)	(59,018)	(1,736)	(59,682)
Exchange effect	—	53,955	—	(153,882)
Benefit obligation – end of year	$27,659	$989,106	$27,550	$946,153

Change in Plan Assets:
Plan assets at fair value – beginning of year	$14,998	$943,757	$18,289	$1,342,601
Company contributions	1,114	6,012	1,173	5,442
Investment gain (loss)	1,384	81,945	(2,728)	(207,270)
Benefit payments and plan expenses	(1,745)	(59,018)	(1,736)	(59,682)
Exchange effect	—	54,725	—	(137,334)
Plan assets at fair value – end of year	$15,751	$1,027,421	$14,998	$943,757

Funded Status:
Unfunded benefit obligation	$(11,908)	$38,315	$(12,552)	$(2,396)

Amounts recognized in balance sheet at year end:
Accrued pension benefits	$(11,908)	$38,315	$(12,552)	$(2,396)

	Fiscal 2023		Fiscal 2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Pre-tax components in accumulated other comprehensive income at period end:
Net actuarial loss	$2,011	$103,705	$2,402	$121,292

Pre-tax components recognized in other comprehensive income for the period:
Current year actuarial gain	$28	$(17,079)	$(4,259)	$(148,515)
Actuarial loss recognized	(420)	(150)	(758)	(4,272)
Prior service cost recognized	—	(360)	—	(7,666)
Total amount recognized	$(392)	$(17,589)	$(5,017)	$(160,453)

Accumulated Benefit Obligation	$27,659	$989,081	$27,550	$946,136

Salary growth rate	n/a	0.8%	n/a	0.8%
Assumed discount rate	4.8%	4.6%	4.9%	4.8%
Expected return on assets	6.0%	6.2%	6.0%	6.2%

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

The assets of the plans were invested in the following classes of securities (none of which were securities of the company):

U.S. Plans:

	Target Allocation	Percentage of Plan Assets
		2023	2022
Equity	48%	43%	45%
Fixed income	40	42	40
Money market	4	6	5
Other (real estate investment trusts & commodities contracts)	8	9	10
	100%	100%	100%

Non-U.S. Plans:

	Target Allocation	Percentage of Plan Assets
		2023	2022
Equity	17%	11%	10%
Fixed income	38	69	55
Alternatives/Other	32	5	19
Real Estate	13	9	10
Cash and cash equivalents	—	6	6
	100%	100%	100%

In accordance with ASC 820 Fair Value Measurements and Disclosures, the company has measured its defined benefit pension plans at fair value. In accordance with ASU 2015-04, "Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets", the company has elected to measure the pension plan assets and obligations as of the calendar month end closest to the fiscal year end. The following tables summarize the basis used to measure the pension plans’ assets at fair value as of December 30, 2023 and December 31, 2022 (in thousands):

U.S. Plans:

	Fiscal 2023			Fiscal 2022
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Net Asset Value	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Net Asset Value

Short Term Investment Fund (a)	$920	$—	$920	$771	$—	$771

Equity Securities:
Large Cap	2,862	2,862	—	2,818	2,818	—
Mid Cap	373	373	—	555	555	—
Small Cap	388	388	—	329	329	—
International	3,218	3,218	—	3,002	3,002	—

Fixed Income:
Government/Corporate	4,776	4,776	—	4,973	4,973	—
High Yield	1,063	1,063	—	1,041	1,041	—
Other	705	705	—	—	—	—

Alternative:
Global Real Estate Investment Trust	663	663	—	602	602	—
Commodities Contracts	783	783	—	907	907	—

Total	$15,751	$14,831	$920	$14,998	$14,227	$771

(a)Represents collective short term investment fund, composed of high-grade money market instruments with short maturities.

Non-U.S. Plans:

	Fiscal 2023
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value

Cash and cash equivalents	$64,285	$10,175	$25,777	$—	$28,333

Equity Securities:
UK	3,665	45	—	—	3,620
International:
Developed	89,498	1,738	—	—	87,760
Emerging	20,698	168	—	—	20,530
Unquoted/Private Equity	282	—	—	—	282

Fixed Income:
Government/Corporate:
UK	247,618	11,049	—	—	236,569
International	133,279	—	—	—	133,279
Index Linked	322,408	2,088	—	—	320,320
Other	3,222	—	—	—	3,222

Real Estate:
Direct	91,993	—	91,993	—	—
Indirect	1,768	37	—	—	1,731

Hedge Fund Strategy:
Equity Long/Short	8,361	—	—	—	8,361
Arbitrage & Event	10,731	—	—	—	10,731
Directional Trading & Fixed Income	315	—	—	—	315
Cash & Other	162,812	—	—	—	162,812
Direct Sourcing	913	—	—	—	913

Leveraged Loans	14,475	—	—	—	14,475

Alternative/Other	(148,902)	1,060	—	—	(149,962)

Total	$1,027,421	$26,360	$117,770	$—	$883,291

	Fiscal 2022
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value

Cash and cash equivalents	$52,041	$5,372	$7,372	$—	$39,297

Equity Securities:
UK	3,677	68	—	—	3,609
International:
Developed	70,611	2,634	—	—	67,977
Emerging	18,642	298	—	—	18,344
Unquoted/Private Equity	2,083	—	—	—	2,083

Fixed Income:
Government/Corporate:
UK	191,868	8,933	—	—	182,935
International	127,485	—	—	—	127,485
Index Linked	199,220	1,433	—	—	197,787
Other	1,806	—	—	—	1,806

Real Estate:
Direct	83,280	—	83,280	—	—
Indirect	5,073	58	—	—	5,015

Hedge Fund Strategy:
Equity Long/Short	30,266	—	—	—	30,266
Arbitrage & Event	22,398	—	—	—	22,398
Directional Trading & Fixed Income	6,099	—	—	—	6,099
Cash & Other	169,504	—	—	—	169,504
Direct Sourcing	4,014	—	—	—	4,014

Leveraged Loans	8,539	—	—	—	8,539

Alternative/Other	(52,849)	1,583	—	—	(54,432)

Total	$943,757	$20,379	$90,652	$—	$832,726

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

Estimated future benefit payments under the plans are as follows (dollars in thousands):

	U.S. Plans	Non-U.S. Plans
2024	$1,849	$58,680
2025	1,867	59,708
2026	1,906	59,409
2027	1,944	59,459
2028 through 2033	11,534	356,302

Expected contributions to the U.S. Plans and Non-U.S. Plans to be made in 2024 are $0.6 million and $5.8 million, respectively.

(b)Defined Contribution Plans

As of December 30, 2023, the company maintained two separate defined contribution 401(k) savings plans covering all employees in the United States. These two plans separately cover the union employees at the Elgin, Illinois facility and all other remaining union and non-union employees in the United States. The company also maintained defined contribution plans for its UK based employees.

(12)    RESTRUCTURING AND ACQUISITION INTEGRATION INITIATIVES
Residential Kitchen Equipment Group:
During fiscal years 2023 and 2022, the company initiated cost reduction initiatives related to the Residential Kitchen Equipment Group including headcount reductions and facility consolidations. These actions resulted in expenses of $9.4 million and $5.1 million, in the twelve months ended December 30, 2023 and December 31, 2022, respectively. These actions are reflected in the restructuring expenses in the Consolidated Statements of Earnings. The primary realization of cost savings from the restructuring initiatives began in 2023 with expected annual savings of approximately $12.0 million. At December 30, 2023, the restructuring obligations accrued for these initiatives are immaterial and will be substantially complete by the end of fiscal year 2024.
The restructuring expenses for the other segments of the company were not material during fiscal years 2023, 2022 and 2021.

THE MIDDLEBY CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED DECEMBER 30, 2023, DECEMBER 31, 2022
AND January 1, 2022
(amounts in thousands)

	Balance Beginning Of Period	Additions/ (Recoveries) Charged to Expense	Other Adjustments (1)	Write-Offs During the Period	Balance At End Of Period
Allowance for doubtful accounts; deducted from accounts receivable on the balance sheets-

2023	$20,295	$5,886	$973	$(3,690)	$23,464

2022	$18,770	$4,311	$776	$(3,562)	$20,295

2021	$19,225	$809	$554	$(1,818)	$18,770

(1) Amounts consist primarily of valuation allowances assumed from acquired companies.

	Balance Beginning Of Period	Additions/ (Recoveries) Charged to Expense	Write-Offs During the Period	Balance At End Of Period
Valuation allowance - Deferred tax assets

2023	$11,599	$4,150	$—	$15,749

2022	$10,222	$1,377	$—	$11,599

2021	$11,731	$1,138	$(2,647)	$10,222

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

The company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as of December 30, 2023. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 30, 2023, there have been no changes in the company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Our assessment of the internal control structure excluded Flavor Burst (acquired January 24, 2023), Blue Sparq (acquired April 3, 2023), Filtration Automation (acquired June 13, 2023), Systems IV (acquired July 5, 2023) and Trade-Wind (acquired July 31, 2023).

These acquisitions constitute 0.0% and 1.5% of net and total assets, respectively, 0.3% of net sales and 0.0% of net income of the consolidated financial statements of the company as of and for the year ended December 30, 2023. These acquisitions are included in the consolidated financial statements of the company as of and for the year ended December 30, 2023. Under guidelines established by the Securities Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired companies.

Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 30, 2023.

Ernst & Young LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of the company included in this report, has issued a report on the effectiveness of the company's internal control over financial reporting as of December 30, 2023.

The Middleby Corporation
February 28, 2024

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
The financial statements listed on Page 51 are filed as part of this Form 10-K.
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
31.1    Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2    Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1    Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2    Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*    Clawback Policy
101    Financial statements on Form 10-K for the year ended December 30, 2023, filed on February 28, 2024, formatted in Inline Extensive Business Reporting Language (XBRL); (i) consolidated balance sheets, (ii) consolidated statements of earnings, (iii) consolidated statements of cash flows, (iv) notes to the consolidated financial statements.
104    Cover Page Interactive Data File (formatted in iXBRL) and contained in Exhibit 101).
*    Designates management contract or compensation plan.
(c)See the financial statement schedule included under Item 8.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February 2024.

THE MIDDLEBY CORPORATION

BY:	/s/ Bryan E. Mittelman
Bryan E. Mittelman
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2024.

Signatures	Title

PRINCIPAL EXECUTIVE OFFICER

/s/ Timothy J. FitzGerald	Chief Executive Officer and Director
Timothy J. FitzGerald

PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER

/s/ Bryan E. Mittelman	Chief Financial Officer,
Bryan E. Mittelman	Principal Financial Officer and
Principal Accounting Officer
DIRECTORS

/s/ Gordon O'Brien	Chairman of the Board, Director
Gordon O'Brien

/s/ Sarah Palisi Chapin	Director
Sarah Palisi Chapin

/s/ Cathy L. McCarthy	Director
Cathy L. McCarthy

/s/ John R. Miller, III	Director
John R. Miller, III

/s/ Robert Nerbonne	Director
Robert Nerbonne

/s/ Nassem Ziyad	Director
Nassem Ziyad

/s/ Stephen R. Scherger	Director
Stephen R. Scherger

/s/ Tejas P. Shah	Director
Tejas P. Shah