Form 10-Q
period 2024-03-30
MIDDLEBY Corp
filed 2024-05-09
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 30, 2024
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
As of May 3, 2024, there were 53,768,507 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION

QUARTER ENDED MARCH 30, 2024

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

ASSETS	Mar 30, 2024	Dec 30, 2023
Current assets:
Cash and cash equivalents	$341,018	$247,496
Accounts receivable, net of reserve for doubtful accounts of $23,696 and $23,464	605,180	644,576
Inventories, net	943,679	935,867
Prepaid expenses and other	116,302	112,690
Prepaid taxes	15,744	25,230
Total current assets	2,021,923	1,965,859
Property, plant and equipment, net of accumulated depreciation of $349,673 and $339,528	508,140	510,898
Goodwill	2,473,323	2,486,310
Other intangibles, net of amortization of $589,530 and $574,079	1,669,472	1,693,076
Long-term deferred tax assets	8,033	7,945
Pension benefits assets	42,817	38,535
Other assets	206,697	204,069
Total assets	$6,930,405	$6,906,692

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$44,543	$44,822
Accounts payable	233,432	227,080
Accrued expenses	562,908	579,192
Total current liabilities	840,883	851,094
Long-term debt	2,370,107	2,380,373
Long-term deferred tax liability	207,806	216,143
Accrued pension benefits	11,991	12,128
Other non-current liabilities	188,379	197,065
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 64,210,323 and 63,942,340 shares issued in 2024 and 2023, respectively	148	148
Paid-in capital	493,038	479,216
Treasury stock, at cost; 10,448,781 and 10,338,922 shares in 2024 and 2023, respectively	(923,026)	(906,031)
Retained earnings	3,986,322	3,899,754
Accumulated other comprehensive loss	(245,243)	(223,198)
Total stockholders' equity	3,311,239	3,249,889
Total liabilities and stockholders' equity	$6,930,405	$6,906,692

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	Mar 30, 2024	Apr 1, 2023
Net sales	$926,926	$1,007,396
Cost of sales	580,568	628,661
Gross profit	346,358	378,735
Selling, general and administrative expenses	206,048	215,407
Restructuring expenses	3,177	2,306
Income from operations	137,133	161,022
Interest expense and deferred financing amortization, net	26,274	29,462
Net periodic pension benefit (other than service costs)	(3,678)	(2,251)
Other (income) expense, net	(300)	1,896
Earnings before income taxes	114,837	131,915
Provision for income taxes	28,269	32,826
Net earnings	$86,568	$99,089

Net earnings per share:
Basic	$1.61	$1.85
Diluted	$1.59	$1.82
Weighted average number of shares
Basic	53,654	53,594
Dilutive common stock equivalents	740	783
Diluted	54,394	54,377
Comprehensive income	$64,523	$114,918

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(amounts in thousands)
(Unaudited)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, December 30, 2023	$148	$479,216	$(906,031)	$3,899,754	$(223,198)	$3,249,889
Net earnings	—	—	—	86,568	—	86,568
Currency translation adjustments	—	—	—	—	(26,486)	(26,486)
Change in unrecognized pension benefit costs, net of tax of $238	—	—	—	—	1,051	1,051
Unrealized gain on interest rate swap, net of tax of $108	—	—	—	—	3,390	3,390
Stock compensation	—	13,822	—	—	—	13,822
Purchase of treasury stock	—	—	(16,995)	—	—	(16,995)
Balance, March 30, 2024	$148	$493,038	$(923,026)	$3,986,322	$(245,243)	$3,311,239

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, December 31, 2022	$147	$408,376	$(831,176)	$3,498,872	$(278,472)	$2,797,747
Net earnings	—	—	—	99,089	—	99,089
Currency translation adjustments	—	—	—	—	26,959	26,959
Change in unrecognized pension benefit costs, net of tax of $(76)	—	—	—	—	(2,809)	(2,809)
Unrealized loss on interest rate swap, net of tax of $(2,910)	—	—	—	—	(8,321)	(8,321)
Stock compensation	—	12,232	—	—	—	12,232
Stock issuance	—	5,173	—	—	—	5,173
Purchase of treasury stock	—	—	(67,871)	—	—	(67,871)
Balance, April 1, 2023	$147	$425,781	$(899,047)	$3,597,961	$(262,643)	$2,862,199

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	Mar 30, 2024	Apr 1, 2023
Cash flows from operating activities--
Net earnings	$86,568	$99,089
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	32,410	34,947
Non-cash share-based compensation	13,822	12,232
Deferred income taxes	(6,309)	(33)
Net periodic pension benefit (other than service costs)	(3,678)	(2,251)
Other non-cash items	691	6,918
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	36,316	(17,625)
Inventories, net	(12,965)	(30,825)
Prepaid expenses and other assets	6,182	4,555
Accounts payable	7,804	8,557
Accrued expenses and other liabilities	(19,940)	(23,562)
Net cash provided by operating activities	140,901	92,002
Cash flows from investing activities--
Net additions to property, plant and equipment	(13,743)	(25,485)
Purchase of intangible assets	(80)	(1,625)
Acquisitions, net of cash acquired	(2,266)	(9,340)
Net cash used in investing activities	(16,089)	(36,450)
Cash flows from financing activities--
Proceeds under Credit Facility	—	195,000
Repayments under Credit Facility	(10,938)	(190,875)
Net (repayments) proceeds under foreign bank loan	(570)	197
Repurchase of treasury stock	(16,995)	(67,648)
Other, net	(55)	(51)
Net cash used in financing activities	(28,558)	(63,377)
Effect of exchange rates on cash and cash equivalents	(2,732)	2,348
Changes in cash and cash equivalents--
Net increase (decrease) in cash and cash equivalents	93,522	(5,477)
Cash and cash equivalents at beginning of year	247,496	162,001
Cash and cash equivalents at end of period	$341,018	$156,524

Non-cash investing and financing activities:
Stock issuance related to acquisition and purchase of intangible assets	$—	$5,173

See accompanying notes

THE MIDDLEBY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 30, 2024
(Unaudited)
1)Summary of Significant Accounting Policies
a)Basis of Presentation
The condensed consolidated financial statements have been prepared by The Middleby Corporation (the "company" or “Middleby”), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the company's 2023 Form 10-K. The company’s interim results are not necessarily indicative of future full year results for the fiscal year 2024.
In the opinion of management, the financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the company as of March 30, 2024 and December 30, 2023, the results of operations for the three months ended March 30, 2024 and April 1, 2023, cash flows for the three months ended March 30, 2024 and April 1, 2023 and statement of stockholders' equity for the three months ended March 30, 2024 and April 1, 2023.
Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses. Significant estimates and assumptions are used for, but are not limited to, allowances for doubtful accounts, reserves for excess and obsolete inventories, long-lived and intangible assets, warranty reserves, insurance reserves, income tax reserves, non-cash share-based compensation and post-retirement obligations. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed in the notes herein.
b)Non-Cash Share-Based Compensation
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $13.8 million and $12.2 million for the three months period ended March 30, 2024 and April 1, 2023, respectively.
c)Income Taxes
A tax provision of $28.3 million, at an effective rate of 24.6%, was recorded during the three months period ended March 30, 2024, as compared to a $32.8 million tax provision at an effective rate of 24.9% in the prior year period. The effective tax rate for the three months period ended March 30, 2024 is higher than the U.S. statutory tax rate of 21% primarily due to state taxes and foreign tax rate differentials.

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
The company’s financial assets and liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of March 30, 2024
Financial Assets:
Interest rate swaps	$—	$46,060	$—	$46,060

Financial Liabilities:
Contingent consideration	$—	$—	$52,039	$52,039
Foreign exchange derivative contracts	$—	$196	$—	$196

As of December 30, 2023
Financial Assets:
Interest rate swaps	$—	$42,779	$—	$42,779
Foreign exchange derivative contracts	$—	$29	$—	$29

Financial Liabilities:
Contingent consideration	$—	$—	$51,538	$51,538
The contingent consideration as of March 30, 2024 and December 30, 2023, relates to the earnout provisions recorded in conjunction with various purchase agreements.
Earn-out liabilities are classified within Level 3 in the fair value hierarchy, as the methodology used to estimate fair value includes significant unobservable inputs reflecting management’s own assumptions. The earnout provisions associated with these acquisitions are based upon performance measurements related to sales and earnings, as defined in the respective purchase agreement. On a quarterly basis, the company assesses the projected results for each of the acquisitions in comparison to the earnout targets and adjusts the liability accordingly. Discount rates for valuing contingent consideration are determined based on the company rates and specific acquisition risk considerations. Changes in fair value associated with the earnout provisions are recognized in Selling, general and administrative expenses within the Condensed Consolidated Statements of Comprehensive Income.
The following table represents changes in the fair value of the contingent consideration liabilities:

March 30, 2024
Beginning balance	$51,538
Payments of contingent consideration	(19)
Changes in fair value	520
Ending balance	$52,039

e)    Consolidated Statements of Cash Flows
Cash paid for interest was $27.9 million and $30.5 million for the three months ended March 30, 2024 and April 1, 2023, respectively. Cash payments totaling $8.4 million and $8.0 million were made for income taxes for the three months ended March 30, 2024 and April 1, 2023, respectively.
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
The company’s potentially dilutive securities consist of shares issuable on vesting of restricted stock grants computed using the treasury method and amounted to 3,000 and 2,000 for the three months ended March 30, 2024 and April 1, 2023, respectively. For the three months ended March 30, 2024 and April 1, 2023, the average market price of the company's common stock exceeded the exercise price of the Convertible Notes (as defined below) resulting in 737,000 and 781,000 diluted common stock equivalents to be included in the diluted net earnings per share, respectively. There have been no material conversions to date. See Note 12, Financing Arrangements for further details on the Convertible Notes. There were no anti-dilutive restricted stock grants excluded from common stock equivalents in any period presented.

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
The company completed no material acquisitions during the three months ended March 30, 2024.
2023 Acquisitions
During 2023, the company completed various acquisitions that were not individually material. The following estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition dates for the 2023 acquisitions and are summarized as follows (in thousands):

	Preliminary Opening Balance Sheet	Preliminary Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$3,102	$—	$3,102
Current assets	9,964	98	10,062
Property, plant and equipment	21,954	(214)	21,740
Goodwill	38,422	2,990	41,412
Other intangibles	34,337	(722)	33,615
Other assets	—	5	5
Current liabilities	(3,774)	(1,146)	(4,920)
Long-term deferred tax liability	(958)	16	(942)
Other non-current liabilities	(12,099)	(216)	(12,315)

Consideration paid at closing	$90,948	$811	$91,759

Contingent consideration	14,743	216	14,959

Net assets acquired and liabilities assumed	$105,691	$1,027	$106,718
The net long-term deferred tax liability amounted to $0.9 million. The net deferred tax liability is comprised of $0.3 million related to the difference between the book and tax basis of identifiable intangible assets and $0.6 million related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.
The goodwill and $17.9 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $7.2 million allocated to customer relationships, $7.9 million allocated to developed technology, and $0.6 million allocated to backlog, which are being amortized over periods of 7 years, 7 to 12 years, and 9 months, respectively. Goodwill of $17.9 million and other intangibles of $7.8 million are allocated to the Food Processing Equipment Group for segment reporting purposes. Goodwill of $9.9 million and other intangibles of $14.1 million are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. Goodwill of $13.6 million and other intangibles of $11.7 million are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. Of these assets, goodwill of $39.7 million and intangibles of $32.2 million are expected to be deductible for tax purposes.

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
The company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the company is waiting for additional information necessary to finalize those fair values for certain acquisitions completed during 2023. Certain intangible assets are preliminarily valued using historical information from the Commercial Foodservice Equipment Group, Food Processing Equipment Group and Residential Kitchen Equipment Group, and qualitative assessments of the individual businesses at acquisition date. Specifically, the company estimated the fair values of the intangible assets based on the percentage of purchase price assigned to similar intangible assets in previous acquisitions. Thus, the provisional measurements of fair values set forth above are subject to change. The company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.
Pro Forma Financial Information

In accordance with ASC 805 Business Combinations, the following unaudited pro forma results of operations for the three months ended March 30, 2024 and April 1, 2023, assumes the 2023 and 2024 acquisitions described above were completed on January 1, 2023 (first day of fiscal year 2023). The following pro forma results include adjustments to reflect amortization of intangibles associated with the acquisition and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	Three Months Ended
	March 30, 2024	April 1, 2023
Net sales	$926,926	$1,016,112
Net earnings	86,671	98,723

Net earnings per share:
Basic	$1.62	$1.84
Diluted	$1.59	$1.82

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

4)    Recently Issued Accounting Standards
In November 2023, the FASB issued Accounting Standard Update ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendment requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, as well as disclosure of the title and position of the Chief Operating Decision Maker (“CODM”). This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments in this update are required to be applied on a retrospective basis. The company is currently evaluating the impact the adoption of this guidance will have on its Consolidated Financial Statements and disclosures.
In December 2023, the FASB issued Accounting Standard Update ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required in an entity’s income tax rate reconciliation table. This ASU requires consistent categories and greater disaggregation of information presented in the effective tax rate reconciliation and requires disclosure of income taxes paid both domestic and foreign jurisdictions, and also for individual jurisdictions that are greater than 5% of total income taxes paid. The guidance is effective for the company beginning on January 1, 2025 and is required to be applied prospectively, with retrospective application to prior periods allowed. Early adoption is permitted. The company is currently evaluating the impact the adoption of this guidance will have on its Consolidated Financial Statements and disclosures.
In March 2024, the SEC issued a final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule will require large accelerated filers to disclose material climate-related risks that are reasonably likely to have a material impact on its business, results of operations or financial condition. Additionally, required information about climate-related risks involves the disclosure of material direct and indirect greenhouse gas emissions from operations. The new rules will also require disclosure within the notes to the financial statements of the effects of severe weather events and natural conditions and information on any climate-related targets or goals, subject to certain materiality thresholds. The final rule, if adopted, includes a phased-in compliance period which will begin phasing in with the company's annual report for the year ending December 31, 2025.
In April 2024, the SEC determined to voluntarily stay the final rules pending certain legal challenges. The company is currently evaluating the impact the adoption of this guidance will have on its Consolidated Financial Statements and disclosures.

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

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Three Months Ended March 30, 2024
United States and Canada	$426,528	$103,030	$107,041	$636,599
Asia	51,387	6,368	2,596	60,351
Europe and Middle East	90,465	41,825	62,157	194,447
Latin America	21,964	11,460	2,105	35,529
Total	$590,344	$162,683	$173,899	$926,926

Three Months Ended April 1, 2023
United States and Canada	$452,655	$116,900	$143,959	$713,514
Asia	56,526	8,587	3,189	68,302
Europe and Middle East	86,965	34,059	70,386	191,410
Latin America	17,789	13,957	2,424	34,170
Total	$613,935	$173,503	$219,958	$1,007,396

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

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

	Mar 30, 2024	Dec 30, 2023
Contract assets	$49,858	$47,072
Contract liabilities	$110,673	$118,681
Non-current contract liabilities	$15,314	$15,721

During the three months period ended March 30, 2024, the company reclassified $17.4 million to receivables, which was included in the contract asset balance at the beginning of the period. During the three months period ended March 30, 2024, the company recognized revenue of $38.5 million which was included in the contract liability balance at the beginning of the period. Additions to contract liabilities representing amounts billed to clients in excess of revenue recognized to date were $52.9 million during the three months period ended March 30, 2024. Substantially all of the company's outstanding performance obligations will be satisfied within 12 to 36 months. There were no contract asset impairments during the three months period ended March 30, 2024.

6)    Other Comprehensive Income
Changes in accumulated other comprehensive income(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Balance as of December 30, 2023	$(145,490)	$(109,713)	$32,005	$(223,198)
Other comprehensive income before reclassification	(26,486)	619	10,956	(14,911)
Amounts reclassified from accumulated other comprehensive income	—	432	(7,566)	(7,134)
Net current-period other comprehensive income	$(26,486)	$1,051	$3,390	$(22,045)
Balance as of March 30, 2024	$(171,976)	$(108,662)	$35,395	$(245,243)

Balance as of December 31, 2022	$(205,345)	$(121,701)	$48,574	$(278,472)
Other comprehensive income before reclassification	26,959	(3,479)	(1,312)	22,168
Amounts reclassified from accumulated other comprehensive income	—	670	(7,009)	(6,339)
Net current-period other comprehensive income	$26,959	$(2,809)	$(8,321)	$15,829
Balance as of April 1, 2023	$(178,386)	$(124,510)	$40,253	$(262,643)

(1) As of March 30, 2024, pension and unrealized gain on interest rate swap amounts, net of tax, are $4.2 million and $11.1 million, respectively. During the three months ended March 30, 2024, the adjustments to pension and unrealized gain/(loss) on interest rate swap amounts, net of tax, are $0.2 million and $0.1 million, respectively. As of April 1, 2023, pension and unrealized gain/(loss) on interest rate swap amounts, net of tax, were $(2.1) million and $13.9 million, respectively. During the three months ended April 1, 2023, the adjustments to pension and unrealized loss on interest rate swap amounts, net of tax, were $(0.1) million and $(2.9) million, respectively.
Components of other comprehensive income were as follows (in thousands):

	Three Months Ended
	Mar 30, 2024	Apr 1, 2023
Net earnings	$86,568	$99,089
Currency translation adjustment	(26,486)	26,959
Pension liability adjustment, net of tax	1,051	(2,809)
Unrealized gain (loss) on interest rate swaps, net of tax	3,390	(8,321)
Comprehensive income	$64,523	$114,918
7)    Inventories
Inventories are composed of material, labor and overhead and are stated at the lower of cost or net realizable value. Costs for inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at March 30, 2024 and December 30, 2023 are as follows (in thousands):

	Mar 30, 2024	Dec 30, 2023
Raw materials and parts	$498,418	$495,488
Work-in-process	80,496	80,102
Finished goods	364,765	360,277
	$943,679	$935,867

8)    Goodwill
Changes in the carrying amount of goodwill for the three months ended March 30, 2024 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of December 30, 2023	$1,329,056	$375,217	$782,037	$2,486,310
Goodwill acquired during the year	—	520	—	520
Measurement period adjustments to goodwill acquired in prior year	265	—	—	265
Exchange effect	(6,352)	(3,880)	(3,540)	(13,772)
Balance as of March 30, 2024	$1,322,969	$371,857	$778,497	$2,473,323

The annual impairment assessment for goodwill and indefinite-lived intangible assets is performed as of the first day of the fourth quarter and since that assessment, the company does not believe there are any indicators of impairment requiring subsequent analysis. This is supported by the review of order rates, backlog levels and financial performance across business segments.

9)    Intangibles

Intangible assets consist of the following (in thousands):

	March 30, 2024			December 30, 2023
	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	6.9	$842,699	$(542,995)	7.0	$845,326	$(529,533)
Developed technology	8.1	98,325	(46,535)	8.3	98,593	(44,546)
		$941,024	$(589,530)		$943,919	$(574,079)
Indefinite-lived assets:
Trademarks and tradenames		$1,317,978			$1,323,236

The aggregate intangible amortization expense was $17.4 million and $21.2 million for the three months period ended March 30, 2024 and April 1, 2023, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Twelve Month Period coinciding with the end of the company's Fiscal First Quarter	Amortization Expense

2025	$60,802
2026	56,607
2027	52,086
2028	44,031
2029	37,581
Thereafter	100,387
$351,494

10)    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	Mar 30, 2024	Dec 30, 2023
Accrued payroll and related expenses	$118,573	$121,514
Contract liabilities	110,673	118,681
Accrued warranty	89,340	89,039
Accrued customer rebates	33,962	59,267
Accrued short-term leases	26,078	26,417
Accrued contingent consideration	25,558	17,791
Accrued professional fees	23,254	18,461
Accrued sales and other tax	21,078	24,568
Accrued agent commission	14,476	16,956
Accrued product liability and workers compensation	11,455	11,169
Other accrued expenses	88,461	75,329

	$562,908	$579,192

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
A rollforward of the warranty reserve is as follows (in thousands):

Three Months Ended
Mar 30, 2024
Balance as of December 30, 2023	$89,039
Warranty expense	22,837
Warranty claims	(22,536)
Balance as of March 30, 2024	$89,340

12)    Financing Arrangements

	Mar 30, 2024	Dec 30, 2023
	(in thousands)
Term loan facility	940,008	945,913
Delayed draw term loan facility	721,875	726,563
Convertible senior notes	742,399	741,501
Foreign loans	9,735	10,531
Other debt arrangement	633	687
Total debt	2,414,650	2,425,195
Less: Current maturities of long-term debt	44,543	44,822
Long-term debt	$2,370,107	$2,380,373
Credit Facility
As of March 30, 2024, the company had $1.7 billion of borrowings outstanding under its credit facility (the "Credit Facility"), including $943.8 million outstanding under the term loan ($940.0 million, net of unamortized issuance fees) and $721.9 million outstanding under the delayed draw term loan. The company also had $1.5 million in outstanding letters of credit as of March 30, 2024, which reduces the borrowing availability under the Credit Facility. Remaining borrowing capacity under this facility was $2.8 billion at March 30, 2024.
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
At March 30, 2024, borrowings under the Credit Facility accrued interest at a rate of 1.375% above the daily simple or term Secured Overnight Financing Rate (“SOFR”) per annum or 0.375% above the highest of the prime rate, the federal funds rate plus 0.50% and one month Term SOFR plus 1.00%. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. As of March 30, 2024, borrowings under the Credit Facility accrued interest at a minimum of 1.375% above SOFR and the variable unused commitment fee will be at a minimum of 0.20%. Borrowings under the Credit Facility accrue interest at a minimum of 1.375% above the daily simple SOFR or term SOFR for the applicable interest period (each of which includes a spread adjustment of 0.10%). The average interest rate per annum, inclusive of hedging instruments, on the debt under the Credit Facility was equal to 5.18% at the end of the period and the variable commitment fee was equal to 0.20% per annum as of March 30, 2024.
The term loan and delayed draw term loan facilities had an average interest rate per annum, inclusive of hedging instruments, of 5.18% as of March 30, 2024.
In addition, the company has international credit facilities to fund working capital needs outside the United States. At March 30, 2024, these foreign credit facilities amounted to $9.7 million in U.S. Dollars with a weighted average per annum interest rate of approximately 2.35%.

The company’s debt is reflected on the balance sheet at cost. The fair values of the Credit Facility, term debt and foreign and other debt is based on the amount of future cash flows associated with each instrument discounted using the company's incremental borrowing rate. The company believes its interest rate margins, based on the company’s Leverage Ratio, on its existing debt are consistent with current market conditions and therefore the carrying value of debt reflects the fair value. The carrying value and estimated aggregate fair value, a level 2 measurement, based primarily on market prices, of debt excluding the Convertible Notes is as follows (in thousands):

	Mar 30, 2024		Dec 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt excluding convertible senior notes	$1,672,251	$1,675,993	$1,683,694	$1,687,781

The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At March 30, 2024, the company had outstanding floating-to-fixed interest rate swaps totaling $70.0 million notional amount carrying an average interest rate of 2.19% maturing in less than 12 months and $670.0 million notional amount carrying an average interest rate of 1.64% that mature in more than 12 months but less than 47 months.

At March 30, 2024, the company was in compliance with all covenants pursuant to its borrowing agreements.

Convertible Notes
The following table summarizes the outstanding principal amount and carrying value of the Convertible Notes:

	Mar 30, 2024	Dec 30, 2023
	(in thousands)
Principal amounts:
Principal	$747,499	$747,499
Unamortized issuance costs	(5,100)	(5,998)
Net carrying amount	$742,399	$741,501
The following table summarizes total interest expense recognized related to the Convertible Notes:

	Three Months Ended
	Mar 30, 2024	Apr 1, 2023
Contractual interest expense	$1,868	$1,869
Interest cost related to amortization of issuance costs	898	898
Total interest expense	$2,766	$2,767
The estimated fair value of the Convertible Notes was $977.9 million as of March 30, 2024 and was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 1(d), Fair Value Measurements, in these Notes to the Condensed Consolidated Financial Statement. The if-converted value of the Convertible Notes did not exceed their respective principal value as of March 30, 2024.

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
13)    Financial Instruments
Foreign Exchange: The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third-party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The notional amount of foreign currency contracts outstanding was $267.5 million and $253.1 million as of March 30, 2024 and December 30, 2023, respectively. The fair value of the forward and option contracts was a loss of $0.2 million at the end of the first quarter of 2024.
Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swapped one-month LIBOR for fixed rates. In February 2022, the company entered into an additional floating-to-fixed interest rate swap agreement that uses a daily SOFR in lieu of LIBOR. In April 2023, all outstanding LIBOR swap agreements were amended to one month term SOFR. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of March 30, 2024, the fair value of these instruments was an asset of $46.1 million. The change in fair value of these swap agreements in the first three months of 2024 was a gain of $3.4 million, net of taxes.
The following table summarizes the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated Balance Sheet Presentation	Mar 30, 2024	Dec 30, 2023
Fair value	Prepaid expense and other	$1,630	$2,897
Fair value	Other assets	$44,430	$39,882
The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended
	Presentation of Gain/(loss)	Mar 30, 2024	Apr 1, 2023
Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$10,847	$(4,222)
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$7,566	$7,009
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
Net Sales Summary
(dollars in thousands)

	Three Months Ended
	Mar 30, 2024		Apr 1, 2023
	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$590,344	63.7%	$613,935	61.0%
Food Processing	162,683	17.5	173,503	17.2
Residential Kitchen	173,899	18.8	219,958	21.8
Total	$926,926	100.0%	$1,007,396	100.0%

The following table summarizes the results of operations for the company's business segments(1) (dollars in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other(2)	Total
Three Months Ended March 30, 2024
Net sales	$590,344	$162,683	$173,899	$—	$926,926
Income (loss) from operations (3)	131,658	32,352	4,537	(31,414)	137,133
Depreciation expense (4)	7,021	2,031	3,805	416	13,273
Amortization expense (5)	13,594	1,954	1,802	1,787	19,137
Net capital expenditures	6,084	1,817	5,259	583	13,743

Total assets	$3,722,126	$992,876	$1,939,293	$276,110	$6,930,405

Three Months Ended April 1, 2023
Net sales	$613,935	$173,503	$219,958	$—	$1,007,396
Income (loss) from operations (3)	136,562	34,687	21,186	(31,413)	161,022
Depreciation expense (4)	6,166	2,097	3,447	267	11,977
Amortization expense (5)	14,808	4,137	2,238	1,787	22,970
Net capital expenditures	16,906	2,203	6,214	162	25,485

Total assets	$3,827,805	$1,007,569	$1,999,632	$121,131	$6,956,137

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
(5)Includes amortization of deferred financing costs and Convertible Notes issuance costs.

Geographic Information
Long-lived assets, not including goodwill and other intangibles (in thousands):

	Mar 30, 2024	Apr 1, 2023
United States and Canada	$506,334	$476,073

Asia	39,136	36,597
Europe and Middle East	207,847	149,031
Latin America	12,370	13,688
Total international	$259,353	$199,316
	$765,687	$675,389

15)    Employee Retirement Plans
The following table summarizes the company's net periodic pension benefit related to the AGA Group pension plans (in thousands):

	Three Months Ended
	Mar 30, 2024	Apr 1, 2023
Net Periodic Pension Benefit:
Interest cost	$10,780	$11,138
Expected return on assets	(15,297)	(14,219)
Amortization of net loss	13	7
Amortization of prior service cost	659	631
	$(3,845)	$(2,443)

The pension costs for all other plans of the company were not material during the period. The service cost component is recognized within Selling, general and administrative expenses and the non-operating components of pension benefit are included within Net periodic pension benefit (other than service cost) in the Condensed Consolidated Statements of Comprehensive Income.
16)    Share Repurchases
In November 2017, the company's Board of Directors approved a stock repurchase program authorizing the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. In May 2022, the company's Board of Directors approved the company to repurchase an additional 2,500,000 shares of its outstanding common stock under the current program. The company did not purchase shares of its common stock under the program during the three months ended March 30, 2024. As of March 30, 2024, 3,116,364 shares had been purchased under the stock repurchase program and 1,883,636 shares remained authorized for repurchase.

The company also treats shares withheld for tax purposes on behalf of employees in connection with the vesting of restricted share grants as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. During the three months ended March 30, 2024, the company repurchased 109,859 shares of its common stock that were surrendered to the company for withholding taxes related to restricted stock vestings for $17.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Notes Regarding Forward-Looking Statements

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company. Such factors include, but are not limited to, volatility in earnings resulting from goodwill impairment losses which may occur irregularly and in varying amounts; variability in financing costs and interest rates; quarterly variations in operating results; dependence on key customers; international exposure; foreign exchange and political risks affecting international sales; unfavorable tax law changes and tax authority rulings; ability to protect trademarks, copyrights and other intellectual property; cybersecurity attacks and other breaches in security; changing market conditions, including inflation; the impact of competitive products and pricing; the timely development and market acceptance of the company’s products; the availability and cost of raw materials; the company's continued ability to realize profitable growth through the sourcing and completion of strategic acquisitions; and other risks detailed herein and from time-to-time in the company’s SEC filings, including the company’s 2023 Annual Report on Form 10-K. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this report are made only as of the date hereof and, except as required by federal securities laws and rules and regulations of the SEC, the company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Current Events

Inflation and Interest Rate Environment

The company has been negatively impacted by inflation in wages, logistics, energy, raw materials and component costs. Price increases and pricing strategies have been implemented to mitigate the impact of cost inflation on margins and the company continues to actively monitor costs. High inflation an uncertainty surrounding the Federal Reserve's interest rate policy decisions have led to increased interest rates 2023 and the first quarter of 2024, which combined with global macroeconomic uncertainty has and may continue to impact customer demand. Most notably in our residential segment, we have faced recent demand headwinds due to macroeconomic conditions. Even in light of such headwinds, we remain focused on delivering strong financial results and executing on our long-term strategy and profitability objectives.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended
	Mar 30, 2024		Apr 1, 2023
	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$590,344	63.7%	$613,935	61.0%
Food Processing	162,683	17.5	173,503	17.2
Residential Kitchen	173,899	18.8	219,958	21.8
Total	$926,926	100.0%	$1,007,396	100.0%

Results of Operations
 The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods:

	Three Months Ended
	Mar 30, 2024	Apr 1, 2023
Net sales	100.0%	100.0%
Cost of sales	62.6	62.4
Gross profit	37.4	37.6
Selling, general and administrative expenses	22.2	21.4
Restructuring	0.4	0.2
Income from operations	14.8	16.0
Interest expense and deferred financing amortization, net	2.8	2.9
Net periodic pension benefit (other than service costs)	(0.4)	(0.2)
Other (income) expense, net	0.1	0.2
Earnings before income taxes	12.3	13.1
Provision for income taxes	3.0	3.3
Net earnings	9.3%	9.8%

Three Months Ended March 30, 2024 as compared to Three Months Ended April 1, 2023
NET SALES. Net sales for the three months period ended March 30, 2024 decreased by $80.5 million or 8.0% to $926.9 million as compared to $1,007.4 million in the three months period ended April 1, 2023. Net sales increased by $3.8 million, or 0.4%, from the fiscal 2023 acquisitions of Flavor Burst, Blue Sparq, Filtration Automation, Terry, and Trade-Wind. Excluding acquisitions, net sales decreased $84.3 million, or 8.4%, from the prior year period. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the three months period ended March 30, 2024 increased net sales by approximately $3.6 million or 0.4%. Excluding the impact of foreign exchange and acquisitions, sales decreased 8.7% for the three months period ended March 30, 2024 as compared to the prior year period, including a net sales decrease of 4.2% at the Commercial Foodservice Equipment Group, a net sales decrease of 7.7% at the Food Processing Equipment Group and a net sales decrease of 22.3% at the Residential Kitchen Equipment Group.
•Net sales of the Commercial Foodservice Equipment Group decreased by $23.6 million, or 3.8%, to $590.3 million in the three months period ended March 30, 2024, as compared to $613.9 million in the prior year period. Net sales from the acquisitions of Flavor Burst, Blue Sparq, and Terry, which were acquired on January 24, 2023, April 3, 2023 and July 5, 2023, respectively, accounted for an increase of $1.0 million during the three months period ended March 30, 2024. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group decreased $24.6 million, or 4.0%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales decreased $25.6 million, or 4.2%, at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales decrease of $26.1 million, or 5.8%, to $426.5 million, as compared to $452.6 million in the prior year period. This includes an increase of $0.9 million from the recent acquisitions. Excluding the acquisitions, the net decrease in domestic sales was $27.0 million, or 6.0%. The decrease in domestic sales is related to slow market conditions. International sales increased $2.5 million, or 1.5%, to $163.8 million, as compared to $161.3 million in the prior year period. This includes an increase of $0.1 million from the recent acquisitions and an increase of $1.0 million related to the favorable impact of exchange rates. Excluding the impact of foreign exchange and acquisitions, the net sales increase in international sales was $1.4 million, or 0.9%. The increase in international sales is related to improvements in market conditions, primarily in the European and Latin American markets.
•Net sales of the Food Processing Equipment Group decreased by $10.8 million, or 6.2%, to $162.7 million in the three months period ended March 30, 2024, as compared to $173.5 million in the prior year period. Excluding the impact of the acquisition of Filtration Automation, acquired June 13, 2023, net sales of the Food Processing Equipment Group decreased $12.6 million, or 7.3%, as compared to the prior year period. Excluding the impact of foreign exchange and the acquisition, net sales decreased $13.3 million, or 7.7%, at the Food Processing Equipment Group. Domestically, the company realized a sales decrease of $13.9 million, or 11.9%, to $103.0 million, as compared to $116.9 million in the prior year period. This includes an increase of $1.7 million from the recent acquisitions. Excluding the acquisition, the net decrease in domestic sales was $15.6 million, or 13.3%. International sales increased $3.1 million, or 5.5%, to $59.7 million, as compared to $56.6 million in the prior year period. This includes an increase of $0.1 million from the recent acquisitions and an increase of $0.7 million related to the favorable impact of exchange rates. Excluding the impact of foreign exchange and the acquisition, the net sales increase in international sales was $2.3 million, or 4.1%. The increase in international sales is primarily related to bakery product growth in the European markets.
•Net sales of the Residential Kitchen Equipment Group decreased by $46.1 million, or 21.0%, to $173.9 million in the three months period ended March 30, 2024, as compared to $220.0 million in the prior year period. Excluding the impact of the acquisition of Trade-Wind, acquired August 1, 2023, net sales decreased $47.1 million, or 21.4%. Excluding the impact of foreign exchange and the acquisition, net sales decreased $49.0 million, or 22.3% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales decrease of $37.0 million, or 25.7%, to $107.0 million, as compared to $144.0 million in the prior year period. Excluding the acquisition, the net decrease in domestic sales was $38.0 million, or 26.4%. International sales decreased $9.1 million, or 12.0%, to $66.9 million, as compared to $76.0 million in the prior year period. This includes an increase of $1.9 million related to the favorable impact of exchange rates. Excluding the impact of foreign exchange, the net sales decrease in international sales was $11.0 million, or 14.5%. The decrease in domestic and international sales was primarily driven by challenging market conditions.

GROSS PROFIT. Gross profit decreased to $346.4 million in the three months period ended March 30, 2024, as compared to $378.7 million in the prior year period, primarily reflecting lower sales volumes. The impact of foreign exchange rates increased gross profit by approximately $1.2 million. The gross margin rate was 37.4% in the three months period ended March 30, 2024, as compared to 37.6% in the prior year period.

•Gross profit at the Commercial Foodservice Equipment Group decreased by $11.1 million, or 4.6%, to $231.0 million in the three months period ended March 30, 2024, as compared to $242.1 million in the prior year period. Gross profit from the acquisitions of Flavor Burst, Blue Sparq, and Terry increased gross profit by $0.5 million. Excluding acquisitions, gross profit decreased by $11.6 million. The impact of foreign exchange rates increased gross profit by approximately $0.3 million. The gross margin rate decreased to 39.1%, as compared to 39.4% in the prior year period related to lower sales volumes. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 39.1%.

•Gross profit at the Food Processing Equipment Group decreased by $2.2 million, or 3.4%, to $63.4 million in the three months period ended March 30, 2024, as compared to $65.6 million in the prior year period. The impact of foreign exchange rates increased gross profit by approximately $0.3 million. Excluding the acquisition, gross profit decreased by $3.0 million. The gross profit margin rate increased to 39.0%, as compared to 37.8% in the prior year period. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 38.9%.

•Gross profit at the Residential Kitchen Equipment Group decreased by $19.2 million, or 27.3%, to $51.2 million in the three months period ended March 30, 2024, as compared to $70.4 million in the prior year period. The impact of foreign exchange rates increased gross profit by approximately $0.6 million. Excluding the acquisition, gross profit decreased by $19.8 million related to lower sales volume. The gross margin rate decreased to 29.4%, as compared to 32.0% in the prior year period. The gross margin rate excluding the acquisition and the impact of foreign exchange was 29.2%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses decreased to $206.0 million in the three months period ended March 30, 2024, as compared to $215.4 million in the three months period ended April 1, 2023. As a percentage of net sales, selling, general, and administrative expenses were 22.2% in the three months period ended March 30, 2024 as compared to 21.4% in the three months period ended April 1, 2023.

Selling, general and administrative expenses reflect increased costs of $2.5 million associated with acquisitions, including $0.3 million of intangible amortization expense. Selling, general and administrative expenses decreased primarily due to lower compensation costs, selling and marketing expenses and intangible amortization expense. Foreign exchange rates had an unfavorable impact of $0.9 million.

RESTRUCTURING EXPENSES. Restructuring expenses increased $0.9 million to $3.2 million for the three months period ended March 30, 2024, as compared to $2.3 million for the three months period ended April 1, 2023. Restructuring expenses in the three months period ended March 30, 2024 related primarily to headcount reductions and facility consolidations within all three segments. Restructuring expenses in the three months period ended April 1, 2023 related primarily to headcount reductions and facility consolidations within the Residential Kitchen Equipment Group.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $26.3 million in the three months period ended March 30, 2024, as compared to $29.5 million in the prior year period primarily reflecting the decrease in debt levels on our current debt structure. Net periodic pension benefit (other than service costs) increased $1.4 million to $3.7 million in the three months period ended March 30, 2024, as compared to $2.3 million in the prior year period related to the slight decrease in discount rate used to calculate the interest cost and increase in expected return on assets as a result of the higher assets value. Other income was $0.3 million in the three months period ended March 30, 2024, as compared to other expense $1.9 million in the prior year period and consists mainly of foreign exchange gains and losses.

INCOME TAXES. A tax provision of $28.3 million, at an effective rate of 24.6%, was recorded during the three months period ended March 30, 2024, as compared to $32.8 million at an effective rate of 24.9%, in the prior year period. The effective tax rate for the three months period ended March 30, 2024 is higher than the U.S. statutory tax rate of 21% primarily due to state taxes and foreign tax rate differentials.

Financial Condition and Liquidity

 Total cash and cash equivalents increased by $184.5 million to $341.0 million at March 30, 2024 from $156.5 million at April 1, 2023. Total debt amounted to $2.4 billion at March 30, 2024 and December 30, 2023.

OPERATING ACTIVITIES. Net cash provided by operating activities after changes in assets and liabilities amounted to $140.9 million as compared to $92.0 million in the prior year.
During the three months period ended March 30, 2024, working capital changes meaningfully impacted operating cash flows primarily driven by increased inventory levels of $13.0 million, a decrease in accounts receivable of $36.3 million due to lower sales volumes and a decrease of $19.9 million in accrued expenses and other liabilities including impacts from the timing of payments made for taxes, various customer programs and incentive programs.
INVESTING ACTIVITIES. During the three months period ended March 30, 2024, net cash used for investing activities amounted to $16.1 million. Cash used to fund an acquisition amounted to $2.3 million. Additionally, $13.7 million was expended, primarily for upgrades of production equipment and manufacturing facilities.
FINANCING ACTIVITIES. Net cash flows used for financing activities amounted to $28.6 million during the three months period ended March 30, 2024. The company’s borrowing activities during 2024 included $10.9 million of net repayments under its Credit Facility. Additionally, during 2024, the company used $17.0 million to repurchase 109,859 shares of Middleby common stock that were surrendered to the company for withholding taxes related to restricted stock vestings.
At March 30, 2024, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
Recently Issued Accounting Standards

See Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 4 - Recently Issued Accounting Standards, of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
Management's discussion and analysis of financial condition and results of operations are based upon the company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures. On an ongoing basis, the company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions and any such differences could be material to the company's consolidated financial statements. There have been no changes in the company's critical accounting policies, which include revenue recognition, inventories, goodwill and indefinite-life intangibles, convertible debt, pensions benefits, and income taxes, as discussed in the company's Annual Report on Form 10-K for the year ended December 30, 2023 (the “2023 Annual Report on Form 10-K”).

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations:

Twelve Month Period coinciding with the end of the company's Fiscal First Quarter	Variable Rate Debt

2025	$44,542
2026	786,112
2027	1,578,282
2028	705
2029 and thereafter	5,009
$2,414,650
The company is exposed to interest rate risk on its floating-rate debt. The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swapped one-month LIBOR for fixed rates. In February 2022, the company entered into an additional floating-to-fixed interest rate swap agreement that uses a daily SOFR in lieu of LIBOR. In April 2023, all outstanding LIBOR swap agreements were amended to one month term SOFR. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of March 30, 2024, the fair value of these instruments was an asset of $46.1 million. The change in fair value of these swap agreements in the first three months of 2024 was a gain of $3.4 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.
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
Foreign Exchange Derivative Financial Instruments
The company uses derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third-party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted foreign exchange rates would not have a material impact on the company's financial position, results of operations and cash flows. The fair value of the forward and option contracts was a loss of $0.2 million at the end of the first quarter of 2024.

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
As of March 30, 2024, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended March 30, 2024, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended March 30, 2024, except as follows:
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
December 31, 2023 to January 27, 2024	—	$—	—	1,883,636
January 28, 2024 to February 24, 2024	—	—	—	1,883,636
February 25, 2024 to March 30, 2024	—	—	—	1,883,636
Quarter ended March 30, 2024	—	$—	—	1,883,636
(1) On November 7, 2017, the company's Board of Directors resolved to terminate the company's existing share repurchase program, effective as of such date, which was originally adopted in 1998, and approved a new stock repurchase program. This program authorizes the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. In May 2022, the company's Board of Directors approved the company to repurchase an additional 2,500,000 shares of its outstanding common stock under the current program. As of March 30, 2024, the total number of shares authorized for repurchase under the program is 5,000,000. As of March 30, 2024, 3,116,364 shares had been purchased under the stock repurchase program and 1,883,636 shares remained authorized for repurchase.
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

Item 6. Exhibits

Exhibits:

Exhibit 31.1 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 –	Certification by the Principal Executive Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 32.2 –	Certification by the Principal Financial Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 101 –	Financial statements on Form 10-Q for the quarter ended March 30, 2024, filed on May 9, 2024, formatted in Inline Extensive Business Reporting Language (iXBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

Exhibit 104 –	Cover Page Interactive Data File (formatted as Inline Extensive Business Reporting Language (iXBRL) and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	May 9, 2024	By:	/s/ Bryan E. Mittelman
Bryan E. Mittelman
Chief Financial Officer