Form 10-Q
period 2024-06-29
MIDDLEBY Corp
filed 2024-08-08
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 29, 2024
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
As of August 2, 2024, there were 53,769,547 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION

QUARTER ENDED JUNE 29, 2024

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

ASSETS	Jun 29, 2024	Dec 30, 2023
Current assets:
Cash and cash equivalents	$459,457	$247,496
Accounts receivable, net of reserve for doubtful accounts of $23,125 and $23,464	624,622	644,576
Inventories, net	920,096	935,867
Prepaid expenses and other	125,656	112,690
Prepaid taxes	13,508	25,230
Total current assets	2,143,339	1,965,859
Property, plant and equipment, net of accumulated depreciation of $361,614 and $339,528	504,661	510,898
Goodwill	2,471,721	2,486,310
Other intangibles, net of amortization of $605,458 and $574,079	1,650,965	1,693,076
Long-term deferred tax assets	6,814	7,945
Pension benefits assets	47,343	38,535
Other assets	200,940	204,069
Total assets	$7,025,783	$6,906,692

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$44,250	$44,822
Accounts payable	238,733	227,080
Accrued expenses	573,880	579,192
Total current liabilities	856,863	851,094
Long-term debt	2,359,996	2,380,373
Long-term deferred tax liability	193,512	216,143
Accrued pension benefits	11,841	12,128
Other non-current liabilities	181,660	197,065
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 64,223,584 and 63,942,340 shares issued in 2024 and 2023, respectively	148	148
Paid-in capital	500,686	479,216
Treasury stock, at cost; 10,455,077 and 10,338,922 shares in 2024 and 2023, respectively	(924,002)	(906,031)
Retained earnings	4,101,717	3,899,754
Accumulated other comprehensive loss	(256,638)	(223,198)
Total stockholders' equity	3,421,911	3,249,889
Total liabilities and stockholders' equity	$7,025,783	$6,906,692

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jun 29, 2024	Jul 1, 2023	Jun 29, 2024	Jul 1, 2023
Net sales	$991,546	$1,039,982	$1,918,472	$2,047,378
Cost of sales	611,904	646,746	1,192,472	1,275,407
Gross profit	379,642	393,236	726,000	771,971
Selling, general and administrative expenses	198,584	203,521	404,632	418,928
Restructuring expenses	5,350	4,944	8,527	7,250
Income from operations	175,708	184,771	312,841	345,793
Interest expense and deferred financing amortization, net	24,566	31,529	50,840	60,991
Net periodic pension benefit (other than service costs)	(3,690)	(2,575)	(7,368)	(4,826)
Other expense (income), net	56	(326)	(244)	1,570
Earnings before income taxes	154,776	156,143	269,613	288,058
Provision for income taxes	39,381	39,293	67,650	72,119
Net earnings	$115,395	$116,850	$201,963	$215,939

Net earnings per share:
Basic	$2.15	$2.18	$3.76	$4.03
Diluted	$2.13	$2.16	$3.72	$3.98
Weighted average number of shares
Basic	53,765	53,527	53,710	53,560
Dilutive common stock equivalents	307	515	523	649
Diluted	54,072	54,042	54,233	54,209
Comprehensive income	$104,000	$125,781	$168,523	$240,699

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(amounts in thousands)
(Unaudited)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, March 30, 2024	$148	$493,038	$(923,026)	$3,986,322	$(245,243)	$3,311,239
Net earnings	—	—	—	115,395	—	115,395
Currency translation adjustments	—	—	—	—	(9,528)	(9,528)
Change in unrecognized pension benefit costs, net of tax of $98	—	—	—	—	524	524
Unrealized loss on interest rate swap, net of tax of $748	—	—	—	—	(2,391)	(2,391)
Stock compensation	—	7,648	—	—	—	7,648
Purchase of treasury stock	—	—	(976)	—	—	(976)
Balance, June 29, 2024	$148	$500,686	$(924,002)	$4,101,717	$(256,638)	$3,421,911

Balance, December 30, 2023	$148	$479,216	$(906,031)	$3,899,754	$(223,198)	$3,249,889
Net earnings	—	—	—	201,963	—	201,963
Currency translation adjustments	—	—	—	—	(36,014)	(36,014)
Change in unrecognized pension benefit costs, net of tax of $336	—	—	—	—	1,575	1,575
Unrealized gain on interest rate swap, net of tax of $(856)	—	—	—	—	999	999
Stock compensation	—	21,470	—	—	—	21,470
Purchase of treasury stock	—	—	(17,971)	—	—	(17,971)
Balance, June 29, 2024	$148	$500,686	$(924,002)	$4,101,717	$(256,638)	$3,421,911

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, April 1, 2023	$147	$425,781	$(899,047)	$3,597,961	$(262,643)	$2,862,199
Net earnings	—	—	—	116,850	—	116,850
Currency translation adjustments	—	—	—	—	4,892	4,892
Change in unrecognized pension benefit costs, net of tax of $170	—	—	—	—	(2,171)	(2,171)
Unrealized gain on interest rate swap, net of tax of $2,172	—	—	—	—	6,210	6,210
Stock compensation	—	9,898	—	—	—	9,898
Stock issuance	1	8,611	—	—	—	8,612
Purchase of treasury stock	—	—	(6,964)	—	—	(6,964)
Balance, July 1, 2023	$148	$444,290	$(906,011)	$3,714,811	$(253,712)	$2,999,526

Balance, December 31, 2022	$147	$408,376	$(831,176)	$3,498,872	$(278,472)	$2,797,747
Net earnings	—	—	—	215,939	—	215,939
Currency translation adjustments	—	—	—	—	31,851	31,851
Change in unrecognized pension benefit costs, net of tax of $94	—	—	—	—	(4,980)	(4,980)
Unrealized loss on interest rate swap, net of tax of $(738)	—	—	—	—	(2,111)	(2,111)
Stock compensation	—	22,130	—	—	—	22,130
Stock issuance	1	13,784	—	—	—	13,785
Purchase of treasury stock	—	—	(74,835)	—	—	(74,835)
Balance, July 1, 2023	$148	$444,290	$(906,011)	$3,714,811	$(253,712)	$2,999,526

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	Jun 29, 2024	Jul 1, 2023
Cash flows from operating activities--
Net earnings	$201,963	$215,939
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	64,056	65,777
Non-cash share-based compensation	21,470	22,130
Deferred income taxes	(18,325)	(6,237)
Net periodic pension benefit (other than service costs)	(7,368)	(4,826)
Other non-cash items	662	4,288
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	14,793	(7,829)
Inventories, net	7,687	7,520
Prepaid expenses and other assets	(419)	(12,740)
Accounts payable	13,728	(41,823)
Accrued expenses and other liabilities	(7,830)	(88,249)
Net cash provided by operating activities	290,417	153,950
Cash flows from investing activities--
Net additions to property, plant and equipment	(24,680)	(48,315)
Purchase of intangible assets	(80)	(1,805)
Acquisitions, net of cash acquired	(5,557)	(35,146)
Net cash used in investing activities	(30,317)	(85,266)
Cash flows from financing activities--
Proceeds under Credit Facility	—	390,000
Repayments under Credit Facility	(21,875)	(387,312)
Net repayments under foreign bank loan	(1,122)	(218)
Payments of deferred purchase price	(1,597)	(3,056)
Repurchase of treasury stock	(17,971)	(74,544)
Other, net	(110)	(105)
Net cash used in financing activities	(42,675)	(75,235)
Effect of exchange rates on cash and cash equivalents	(5,464)	1,829
Changes in cash and cash equivalents--
Net increase (decrease) in cash and cash equivalents	211,961	(4,722)
Cash and cash equivalents at beginning of year	247,496	162,001
Cash and cash equivalents at end of period	$459,457	$157,279

Non-cash investing and financing activities:
Stock issuance related to acquisition and purchase of intangible assets	$—	$13,785

See accompanying notes

THE MIDDLEBY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2024
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
In the opinion of management, the financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the company as of June 29, 2024 and December 30, 2023, the results of operations for the three and six months ended June 29, 2024 and July 1, 2023, cash flows for the six months ended June 29, 2024 and July 1, 2023 and statement of stockholders' equity for the three and six months ended June 29, 2024 and July 1, 2023.
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
b)Non-Cash Share-Based Compensation
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $7.6 million and $9.9 million for the three months period ended June 29, 2024 and July 1, 2023, respectively. Non-cash share-based compensation expense was $21.5 million and $22.1 million for the six months period ended June 29, 2024 and July 1, 2023, respectively.
c)Income Taxes
A tax provision of $39.4 million, at an effective rate of 25.4%, was recorded during the three months period ended June 29, 2024, as compared to a $39.3 million tax provision at an effective rate of 25.2% in the prior year period. A tax provision of $67.7 million, at an effective rate of 25.1%, was recorded during the six months period ended June 29, 2024 as compared to a $72.1 million tax provision at an effective rate of 25.0% in the prior year period. The effective tax rate for the three months period ended June 29, 2024 is higher than the U.S. statutory tax rate of 21.0% primarily due to state taxes and foreign tax rate differentials.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
The company’s financial assets and liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of June 29, 2024
Financial Assets:
Interest rate swaps	$—	$42,922	$—	$42,922

Financial Liabilities:
Contingent consideration	$—	$—	$47,580	$47,580
Foreign exchange derivative contracts	$—	$445	$—	$445

As of December 30, 2023
Financial Assets:
Interest rate swaps	$—	$42,779	$—	$42,779
Foreign exchange derivative contracts	$—	$29	$—	$29

Financial Liabilities:
Contingent consideration	$—	$—	$51,538	$51,538
The contingent consideration as of June 29, 2024 and December 30, 2023, relates to the earnout provisions recorded in conjunction with various purchase agreements.
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
The following table represents changes in the fair value of the contingent consideration liabilities:

June 29, 2024
Beginning balance	$51,538
Payments of contingent consideration	(1,745)
Changes in fair value	(2,213)
Ending balance	$47,580

e)    Consolidated Statements of Cash Flows
Cash paid for interest was $51.1 million and $62.1 million for the six months ended June 29, 2024 and July 1, 2023, respectively. Cash payments totaling $48.1 million and $90.1 million were made for income taxes for the six months ended June 29, 2024 and July 1, 2023, respectively.
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
The company’s potentially dilutive securities consist of shares issuable on vesting of restricted stock grants computed using the treasury method and amounted to 6,000 and 5,000 for the three months ended June 29, 2024 and July 1, 2023, respectively.
The company’s potentially dilutive securities consist of shares issuable on vesting of restricted stock grants computed using the treasury method and amounted to 4,000 for both the six months ended June 29, 2024 and July 1, 2023, respectively.
For the six months ended June 29, 2024 and July 1, 2023, the average market price of the company's common stock exceeded the exercise price of the Convertible Notes (as defined below) resulting in 519,000 and 645,000 diluted common stock equivalents to be included in the diluted net earnings per share, respectively. There have been no material conversions to date. See Note 12, Financing Arrangements for further details on the Convertible Notes. There were no anti-dilutive restricted stock grants excluded from common stock equivalents in any period presented.

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
2023 Acquisitions
During 2023, the company completed various acquisitions that were not individually material. The final allocation of consideration paid for the 2023 acquisitions is summarized as follows (in thousands):

	Preliminary Opening Balance Sheet	Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$3,102	$—	$3,102
Current assets	9,964	11	9,975
Property, plant and equipment	21,954	(214)	21,740
Goodwill	38,422	3,278	41,700
Other intangibles	34,337	(722)	33,615
Other assets	—	5	5
Current liabilities	(3,774)	(1,147)	(4,921)
Long-term deferred tax liability	(958)	23	(935)
Other non-current liabilities	(12,099)	(216)	(12,315)

Consideration paid at closing	$90,948	$1,018	$91,966

Contingent consideration	14,743	216	14,959

Net assets acquired and liabilities assumed	$105,691	$1,234	$106,925
The net long-term deferred tax liability amounted to $0.9 million. The net deferred tax liability is comprised of $0.3 million related to the difference between the book and tax basis of identifiable intangible assets and $0.6 million related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.
The goodwill and $17.9 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $7.2 million allocated to customer relationships, $7.9 million allocated to developed technology, and $0.6 million allocated to backlog, which are being amortized over periods of 7 years, 7 to 12 years, and 9 months, respectively. Goodwill of $18.0 million and other intangibles of $7.8 million are allocated to the Food Processing Equipment Group for segment reporting purposes. Goodwill of $9.9 million and other intangibles of $14.1 million are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. Goodwill of $13.8 million and other intangibles of $11.7 million are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. Of these assets, goodwill of $40.0 million and intangibles of $32.2 million are expected to be deductible for tax purposes.
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

2024 Acquisitions
During 2024, the company completed various acquisitions that were not individually material. The following estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition date for the 2024 acquisitions and are summarized as follows (in thousands):

Preliminary Opening Balance Sheet
Cash	$1
Current assets	1,676
Property, plant and equipment	383
Goodwill	945
Other intangibles	568
Current liabilities	(222)

Consideration paid at closing	3,351

Net assets acquired and liabilities assumed	$3,351
The goodwill and $0.3 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also include $0.3 million allocated to customer relationships, which is being amortized over a period of 5 years. Goodwill of $0.9 million and other intangibles of $0.6 million are allocated to the Food Processing Equipment Group for segment reporting purposes. Of these assets, goodwill of $0.5 million and intangibles of $0.6 million are expected to be deductible for tax purposes.
The company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the company is waiting for additional information necessary to finalize those fair values for the acquisitions completed during 2024. Certain intangible assets are preliminarily valued using historical information from the Food Processing Equipment Group and qualitative assessment of the business at acquisition date. Specifically, the company estimated the fair values of the intangible assets based on the percentage of purchase price assigned to similar intangible assets in previous acquisitions. Thus, the provisional measurements of fair values set forth above are subject to change. The company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.
Pro Forma Financial Information

In accordance with ASC 805 Business Combinations, the following unaudited pro forma results of operations for the six months ended June 29, 2024 and July 1, 2023, assumes the 2023 and 2024 acquisitions described above were completed on January 1, 2023 (first day of fiscal year 2023). The following pro forma results include adjustments to reflect amortization of intangibles associated with the acquisitions and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	Six Months Ended
	June 29, 2024	July 1, 2023
Net sales	$1,918,563	$2,061,294
Net earnings	202,196	214,588

Net earnings per share:
Basic	$3.76	$4.01
Diluted	$3.73	$3.96

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
Legal Proceedings and Contingencies.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. The company is currently evaluating the impact the adoption of this guidance will have on its Consolidated Financial Statements and disclosures.
In March 2024, the Securities and Exchange Commission ("SEC") issued its final climate disclosure rules. The rules require disclosure of climate-related information outside of the audited financial statements and disclosure in the footnotes addressing specified financial statement effects of severe weather events and other natural conditions above certain financial thresholds, certain carbon offsets and renewable energy credits or certificates, if material.
In April 2024, the SEC determined to voluntarily stay the final rules pending certain legal challenges. The company is currently evaluating the impact of adoption for the new rules and intends to include the updated climate-related disclosures in future filings when required.

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

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Three Months Ended June 29, 2024
United States and Canada	$442,395	$108,659	$124,777	$675,831
Asia	55,992	6,951	3,843	66,786
Europe and Middle East	98,266	50,354	61,468	210,088
Latin America	22,726	13,440	2,675	38,841
Total	$619,379	$179,404	$192,763	$991,546

Six Months Ended June 29, 2024
United States and Canada	$868,923	$211,689	$231,818	$1,312,430
Asia	107,379	13,319	6,439	127,137
Europe and Middle East	188,731	92,179	123,625	404,535
Latin America	44,690	24,900	4,780	74,370
Total	$1,209,723	$342,087	$366,662	$1,918,472

Three Months Ended July 1, 2023
United States and Canada	$474,745	$126,953	$134,755	$736,453
Asia	57,453	15,531	2,092	75,076
Europe and Middle East	94,175	33,499	66,771	194,445
Latin America	19,290	12,765	1,953	34,008
Total	$645,663	$188,748	$205,571	$1,039,982

Six Months Ended July 1, 2023
United States and Canada	$927,400	$243,853	$278,714	$1,449,967
Asia	113,979	24,118	5,281	143,378
Europe and Middle East	181,140	67,558	137,157	385,855
Latin America	37,079	26,722	4,377	68,178
Total	$1,259,598	$362,251	$425,529	$2,047,378

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

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

	Jun 29, 2024	Dec 30, 2023
Contract assets	$54,968	$47,072
Contract liabilities	$121,036	$118,681
Non-current contract liabilities	$14,746	$15,721

During the six months period ended June 29, 2024, the company reclassified $30.2 million to receivables, which was included in the contract asset balance at the beginning of the period. During the six months period ended June 29, 2024, the company recognized revenue of $49.9 million which was included in the contract liability balance at the beginning of the period. Additions to contract liabilities representing amounts billed to clients in excess of revenue recognized to date were $84.9 million during the six months period ended June 29, 2024.

Remaining Performance Obligations

Substantially all of the company's outstanding performance obligations will be satisfied within 12 to 36 months. There were no contract asset impairments during the six months period ended June 29, 2024.

6)    Other Comprehensive Income
Changes in accumulated other comprehensive income(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Balance as of December 30, 2023	$(145,490)	$(109,713)	$32,005	$(223,198)
Other comprehensive income before reclassification	(36,014)	565	15,424	(20,025)
Amounts reclassified from accumulated other comprehensive income	—	1,010	(14,425)	(13,415)
Net current-period other comprehensive income	$(36,014)	$1,575	$999	$(33,440)
Balance as of June 29, 2024	$(181,504)	$(108,138)	$33,004	$(256,638)

Balance as of December 31, 2022	$(205,345)	$(121,701)	$48,574	$(278,472)
Other comprehensive income before reclassification	31,851	(6,106)	13,173	38,918
Amounts reclassified from accumulated other comprehensive income	—	1,126	(15,284)	(14,158)
Net current-period other comprehensive income	$31,851	$(4,980)	$(2,111)	$24,760
Balance as of July 1, 2023	$(173,494)	$(126,681)	$46,463	$(253,712)

(1) As of June 29, 2024, pension and unrealized gain on interest rate swap amounts, net of tax, are $4.3 million and $10.3 million, respectively. During the six months ended June 29, 2024, the adjustments to pension and unrealized gain on interest rate swap amounts, net of tax, are $0.3 million and $(0.9) million, respectively. As of July 1, 2023, pension and unrealized gain on interest rate swap amounts, net of tax, were $(1.9) million and $16.1 million, respectively. During the six months ended July 1, 2023, the adjustments to pension and unrealized gain on interest rate swap amounts, net of tax, were $0.1 million and $(0.7) million, respectively.
Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	Jun 29, 2024	Jul 1, 2023	Jun 29, 2024	Jul 1, 2023
Net earnings	$115,395	$116,850	$201,963	$215,939
Currency translation adjustment	(9,528)	4,892	(36,014)	31,851
Pension liability adjustment, net of tax	524	(2,171)	1,575	(4,980)
Unrealized (loss) gain on interest rate swaps, net of tax	(2,391)	6,210	999	(2,111)
Comprehensive income	$104,000	$125,781	$168,523	$240,699
7)    Inventories
Inventories are composed of material, labor and overhead and are stated at the lower of cost or net realizable value. Costs for inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at June 29, 2024 and December 30, 2023 are as follows (in thousands):

	Jun 29, 2024	Dec 30, 2023
Raw materials and parts	$500,139	$495,488
Work-in-process	75,570	80,102
Finished goods	344,387	360,277
	$920,096	$935,867

8)    Goodwill
Changes in the carrying amount of goodwill for the six months ended June 29, 2024 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of December 30, 2023	$1,329,056	$375,217	$782,037	$2,486,310
Goodwill acquired during the year	—	945	—	945
Measurement period adjustments to goodwill acquired in prior year	271	57	224	552
Exchange effect	(6,591)	(5,079)	(4,416)	(16,086)
Balance as of June 29, 2024	$1,322,736	$371,140	$777,845	$2,471,721

The annual impairment assessment for goodwill and indefinite-lived intangible assets is performed as of the first day of the fourth quarter and since that assessment, the company does not believe there are any indicators of impairment requiring subsequent analysis. This is supported by the review of order rates, backlog levels and financial performance across business segments.

9)    Intangibles

Intangible assets consist of the following (in thousands):

	June 29, 2024			December 30, 2023
	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	6.7	$841,979	$(557,157)	7.0	$845,326	$(529,533)
Developed technology	7.9	98,153	(48,301)	8.3	98,593	(44,546)
		$940,132	$(605,458)		$943,919	$(574,079)
Indefinite-lived assets:
Trademarks and tradenames		$1,316,291			$1,323,236

The aggregate intangible amortization expense was $16.2 million and $16.5 million for the three months period ended June 29, 2024 and July 1, 2023, respectively. The aggregate intangible amortization expense was $33.6 million and $37.7 million for the six months period ended June 29, 2024 and July 1, 2023, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Twelve Month Period coinciding with the end of the company's Fiscal Second Quarter	Amortization Expense

2025	$58,733
2026	56,222
2027	49,764
2028	42,061
2029	36,430
Thereafter	91,464
$334,674

10)    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	Jun 29, 2024	Dec 30, 2023
Contract liabilities	$121,036	$118,681
Accrued payroll and related expenses	103,300	121,514
Accrued warranty	93,697	89,039
Accrued customer rebates	42,651	59,267
Accrued short-term leases	25,368	26,417
Accrued contingent consideration	24,373	17,791
Accrued sales and other tax	23,286	24,568
Accrued agent commission	15,383	16,956
Accrued professional fees	13,261	18,461
Accrued product liability and workers compensation	11,202	11,169
Other accrued expenses	100,323	75,329

	$573,880	$579,192

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
A rollforward of the warranty reserve is as follows (in thousands):

Six Months Ended
Jun 29, 2024
Balance as of December 30, 2023	$89,039
Warranty expense	49,471
Warranty claims	(44,813)
Balance as of June 29, 2024	$93,697

12)    Financing Arrangements

	Jun 29, 2024	Dec 30, 2023
	(in thousands)
Term loan facility	934,103	945,913
Delayed draw term loan facility	717,188	726,563
Convertible senior notes	743,286	741,501
Foreign loans	9,092	10,531
Other debt arrangement	577	687
Total debt	2,404,246	2,425,195
Less: Current maturities of long-term debt	44,250	44,822
Long-term debt	$2,359,996	$2,380,373
Credit Facility
As of June 29, 2024, the company had $1.7 billion of borrowings outstanding under its credit facility (the "Credit Facility"), including $937.5 million outstanding under the term loan ($934.1 million, net of unamortized issuance fees) and $717.2 million outstanding under the delayed draw term loan. The company also had $4.9 million in outstanding letters of credit as of June 29, 2024, which reduces the borrowing availability under the Credit Facility. Remaining borrowing capacity under this facility was $2.8 billion at June 29, 2024.
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
At June 29, 2024, borrowings under the Credit Facility accrued interest at a rate of 1.375% above the daily simple or term Secured Overnight Financing Rate (“SOFR”) per annum or 0.375% above the highest of the prime rate, the federal funds rate plus 0.50% and one month Term SOFR plus 1.00%. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. As of June 29, 2024, borrowings under the Credit Facility accrued interest at a minimum of 1.375% above SOFR and the variable unused commitment fee will be at a minimum of 0.20%. Borrowings under the Credit Facility accrue interest at a minimum of 1.375% above the daily simple SOFR or term SOFR for the applicable interest period (each of which includes a spread adjustment of 0.10%). The average interest rate per annum, inclusive of hedging instruments, on the debt under the Credit Facility was equal to 5.18% at the end of the period and the variable commitment fee was equal to 0.20% per annum as of June 29, 2024.
The term loan and delayed draw term loan facilities had an average interest rate per annum, inclusive of hedging instruments, of 5.18% as of June 29, 2024.
In addition, the company has international credit facilities to fund working capital needs outside the United States. At June 29, 2024, these foreign credit facilities amounted to $9.1 million in U.S. Dollars with a weighted average per annum interest rate of approximately 2.41%.

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

	Jun 29, 2024		Dec 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt excluding convertible senior notes	$1,660,959	$1,664,356	$1,683,694	$1,687,781

The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At June 29, 2024, the company had outstanding floating-to-fixed interest rate swaps totaling $70.0 million notional amount carrying an average interest rate of 2.19% maturing in less than 12 months and $670.0 million notional amount carrying an average interest rate of 1.64% that mature in more than 12 months but less than 44 months.

At June 29, 2024, the company was in compliance with all covenants pursuant to its borrowing agreements.

Convertible Notes
The following table summarizes the outstanding principal amount and carrying value of the Convertible Notes:

	Jun 29, 2024	Dec 30, 2023
	(in thousands)
Principal amounts:
Principal	$747,499	$747,499
Unamortized issuance costs	(4,213)	(5,998)
Net carrying amount	$743,286	$741,501
The following table summarizes total interest expense recognized related to the Convertible Notes:

	Three Months Ended		Six Months Ended
	Jun 29, 2024	Jul 1, 2023	Jun 29, 2024	Jul 1, 2023
Contractual interest expense	$1,848	$1,868	$3,716	$3,738
Interest cost related to amortization of issuance costs	888	898	1,786	1,796
Total interest expense	$2,736	$2,766	$5,502	$5,534
The estimated fair value of the Convertible Notes was $800.0 million as of June 29, 2024 and was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 1(d), Fair Value Measurements, in these Notes to the Condensed Consolidated Financial Statement. The if-converted value of the Convertible Notes did not exceed their respective principal value as of June 29, 2024.

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
13)    Financial Instruments
Foreign Exchange: The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third-party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The notional amount of foreign currency contracts outstanding was $242.1 million and $253.1 million as of June 29, 2024 and December 30, 2023, respectively. The fair value of the forward and option contracts was a loss of $0.4 million at the end of the second quarter of 2024.
Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swapped one-month LIBOR for fixed rates. In February 2022, the company entered into an additional floating-to-fixed interest rate swap agreement that uses a daily SOFR in lieu of LIBOR. In April 2023, all outstanding LIBOR swap agreements were amended to one month term SOFR. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of June 29, 2024, the fair value of these instruments was an asset of $42.9 million. The change in fair value of these swap agreements in the first six months of 2024 was a gain of $1.0 million, net of taxes.
The following table summarizes the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated Balance Sheet Presentation	Jun 29, 2024	Dec 30, 2023
Fair value	Prepaid expense and other	$1,181	$2,897
Fair value	Other assets	$41,741	$39,882
The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended		Six Months Ended
	Presentation of Gain/(loss)	Jun 29, 2024	Jul 1, 2023	Jun 29, 2024	Jul 1, 2023
Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$3,721	$16,657	$14,568	$12,435
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$6,859	$8,275	$14,425	$15,284
Interest rate swaps are subject to default risk to the extent the counterparties are unable to satisfy their settlement obligations under the interest rate swap agreements. As a result, the company has counterparty credit exposure to large global financial institutions, which the company monitors on a regular basis.
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
Net Sales Summary
(dollars in thousands)

	Three Months Ended				Six Months Ended
	Jun 29, 2024		Jul 1, 2023		Jun 29, 2024		Jul 1, 2023
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$619,379	62.5%	$645,663	62.1%	$1,209,723	63.1%	$1,259,598	61.5%
Food Processing	179,404	18.1	188,748	18.1	342,087	17.8	362,251	17.7
Residential Kitchen	192,763	19.4	205,571	19.8	366,662	19.1	425,529	20.8
Total	$991,546	100.0%	$1,039,982	100.0%	$1,918,472	100.0%	$2,047,378	100.0%

The following table summarizes the results of operations for the company's business segments(1) (dollars in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other(2)	Total
Three Months Ended June 29, 2024
Net sales	$619,379	$179,404	$192,763	$—	$991,546
Income (loss) from operations (3)	151,713	40,484	10,132	(26,621)	175,708
Depreciation expense (4)	6,906	2,276	3,969	430	13,581
Amortization expense (5)	12,729	1,760	1,799	1,778	18,066
Net capital expenditures	4,206	2,538	3,760	433	10,937

Six Months Ended June 29, 2024
Net sales	$1,209,723	$342,087	$366,662	$—	$1,918,472
Income (loss) from operations (3)	283,371	72,837	14,669	(58,036)	312,841
Depreciation expense (4)	13,928	4,306	7,774	846	26,854
Amortization expense (5)	26,323	3,714	3,601	3,564	37,202
Net capital expenditures	10,289	4,356	9,019	1,016	24,680

Total assets	$3,709,686	$980,867	$1,939,941	$395,289	$7,025,783

Three Months Ended July 1, 2023
Net sales	$645,663	$188,748	$205,571	$—	$1,039,982
Income (loss) from operations (3)	156,969	39,324	19,096	(30,618)	184,771
Depreciation expense (4)	7,011	1,889	3,319	304	12,523
Amortization expense (5)	14,138	132	2,250	1,787	18,307
Net capital expenditures	10,843	2,869	7,540	1,578	22,830

Six Months Ended July 1, 2023
Net sales	$1,259,598	$362,251	$425,529	$—	$2,047,378
Income (loss) from operations (3)	293,531	74,011	40,282	(62,031)	345,793
Depreciation expense (4)	13,177	3,986	6,766	571	24,500
Amortization expense (5)	28,946	4,269	4,488	3,574	41,277
Net capital expenditures	27,749	5,072	13,754	1,740	48,315

Total assets	$3,828,055	$1,034,594	$1,974,752	$147,357	$6,984,758

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
(5)Includes amortization of deferred financing costs and Convertible Notes issuance costs.

Geographic Information
Long-lived assets, not including goodwill and other intangibles (in thousands):

	Jun 29, 2024	Jul 1, 2023
United States and Canada	$497,504	$497,064

Asia	39,772	38,105
Europe and Middle East	210,869	156,780
Latin America	11,613	13,968
Total international	$262,254	$208,853
	$759,758	$705,917
15)    Employee Retirement Plans
The following table summarizes the company's net periodic pension benefit related to the AGA Group pension plans (in thousands):

	Three Months Ended		Six Months Ended
	Jun 29, 2024	Jul 1, 2023	Jun 29, 2024	Jul 1, 2023
Net Periodic Pension Benefit:
Interest cost	$10,809	$11,476	$21,589	$22,614
Expected return on assets	(15,340)	(14,652)	(30,637)	(28,871)
Amortization of net loss	13	7	26	14
Amortization of prior service cost	660	651	1,319	1,282
	$(3,858)	$(2,518)	$(7,703)	$(4,961)

The pension costs for all other plans of the company were not material during the period. The service cost component is recognized within Selling, general and administrative expenses and the non-operating components of pension benefit are included within Net periodic pension benefit (other than service cost) in the Condensed Consolidated Statements of Comprehensive Income.
16)    Share Repurchases
In November 2017, the company's Board of Directors approved a stock repurchase program authorizing the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. In May 2022, the company's Board of Directors approved the repurchase of an additional 2,500,000 shares of its outstanding common stock under the current program. The company did not purchase shares of its common stock under the program during the three months ended June 29, 2024. As of June 29, 2024, 3,116,364 shares had been purchased under the stock repurchase program and 1,883,636 shares remained authorized for repurchase.

Subsequent to the end of the second quarter, in July 2024, the company's Board of Directors approved the repurchase of an additional 2,500,000 shares of its outstanding common stock under the current program, leaving 4,383,636 authorized shares available for repurchase.

The company also treats shares withheld for tax purposes on behalf of employees in connection with the vesting of restricted share grants as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. During the three and six months ended June 29, 2024, the company repurchased 6,296 and 116,155 shares of its common stock that were surrendered to the company for withholding taxes related to restricted stock vestings for $1.0 million and $18.0 million.

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

Current Events

Inflation and Interest Rate Environment

The company has been negatively impacted by inflation in wages, logistics, energy, raw materials and component costs. Price increases and pricing strategies have been implemented to mitigate the impact of cost inflation on margins and the company continues to actively monitor costs. High inflation and uncertainty surrounding the Federal Reserve's interest rate policy decisions led to increased interest rates in 2023 and into the first quarter of 2024, which combined with global macroeconomic uncertainty, has and may continue to impact customer demand. Most notably in our residential segment, we have faced recent demand headwinds due to macroeconomic conditions. Even in light of such headwinds, we remain focused on delivering strong financial results and executing on our long-term strategy and profitability objectives.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Six Months Ended
	Jun 29, 2024		Jul 1, 2023		Jun 29, 2024		Jul 1, 2023
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$619,379	62.5%	$645,663	62.1%	$1,209,723	63.1%	$1,259,598	61.5%
Food Processing	179,404	18.1	188,748	18.1	342,087	17.8	362,251	17.7
Residential Kitchen	192,763	19.4	205,571	19.8	366,662	19.1	425,529	20.8
Total	$991,546	100.0%	$1,039,982	100.0%	$1,918,472	100.0%	$2,047,378	100.0%

Results of Operations
 The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods:

	Three Months Ended		Six Months Ended
	Jun 29, 2024	Jul 1, 2023	Jun 29, 2024	Jul 1, 2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.7	62.2	62.2	62.3
Gross profit	38.3	37.8	37.8	37.7
Selling, general and administrative expenses	20.0	19.6	21.1	20.5
Restructuring	0.6	0.5	0.4	0.4
Income from operations	17.7	17.8	16.3	16.9
Interest expense and deferred financing amortization, net	2.5	3.0	2.7	3.0
Net periodic pension benefit (other than service costs)	(0.4)	(0.2)	(0.4)	(0.2)
Other expense (income), net	—	—	—	0.1
Earnings before income taxes	15.6	15.0	14.0	14.0
Provision for income taxes	4.0	3.8	3.5	3.5
Net earnings	11.6%	11.2%	10.5%	10.5%

Three Months Ended June 29, 2024 as compared to Three Months Ended July 1, 2023
NET SALES. Net sales for the three months period ended June 29, 2024 decreased by $48.4 million or 4.7% to $991.6 million as compared to $1,040.0 million in the three months period ended July 1, 2023. Net sales increased by $3.3 million, or 0.3%, from the fiscal 2023 acquisitions of Filtration Automation, Terry, and Trade-Wind and the fiscal 2024 acquisitions of GBT GmbH Bakery and MaxMac. Excluding acquisitions, net sales decreased $51.7 million, or 5.0%, from the prior year period. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the three months period ended June 29, 2024 decreased net sales by approximately $2.0 million or 0.2%. Excluding the impact of foreign exchange and acquisitions, sales decreased 4.8% for the three months period ended June 29, 2024 as compared to the prior year period, including a net sales decrease of 3.9% at the Commercial Foodservice Equipment Group, a net sales decrease of 5.7% at the Food Processing Equipment Group and a net sales decrease of 6.7% at the Residential Kitchen Equipment Group.
•Net sales of the Commercial Foodservice Equipment Group decreased by $26.3 million, or 4.1%, to $619.4 million in the three months period ended June 29, 2024, as compared to $645.7 million in the prior year period. Excluding the impact of the acquisition of Terry, acquired July 5, 2023, net sales of the Commercial Foodservice Equipment Group decreased $26.7 million, or 4.1%, as compared to the prior year period. Excluding the impact of foreign exchange and the acquisition, net sales decreased $25.2 million, or 3.9%, at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales decrease of $32.4 million, or 6.8%, to $442.4 million, as compared to $474.8 million in the prior year period. Excluding the acquisition, the net decrease in domestic sales was $32.8 million, or 6.9%. The decrease in domestic sales is related to slow market conditions. International sales increased $6.1 million, or 3.6%, to $177.0 million, as compared to $170.9 million in the prior year period. Excluding the impact of foreign exchange and the acquisition, the net sales increase in international sales was $7.6 million, or 4.4%. The increase in international sales is related to improvements in market conditions, primarily in the European and Latin American markets.
•Net sales of the Food Processing Equipment Group decreased by $9.3 million, or 4.9%, to $179.4 million in the three months period ended June 29, 2024, as compared to $188.7 million in the prior year period. Excluding the impact of the acquisitions of Filtration Automation, GBT GmbH Bakery, and MaxMac acquired June 13, 2023, February 7, 2024, and April 19, 2024, respectfully, net sales of the Food Processing Equipment Group decreased $11.2 million, or 5.9%, as compared to the prior year period. Excluding the impact of foreign exchange and the acquisitions, net sales decreased $10.7 million, or 5.7%, at the Food Processing Equipment Group. Domestically, the company realized a sales decrease of $18.2 million, or 14.3%, to $108.7 million, as compared to $126.9 million in the prior year period. Excluding acquisitions, the net decrease in domestic sales was $19.1 million, or 15.1%. International sales increased $8.9 million, or 14.4%, to $70.7 million, as compared to $61.8 million in the prior year period. Excluding the impact of foreign exchange and acquisitions, the net sales increase in international sales was $8.4 million, or 13.6%. The increase in international sales is primarily related to protein product growth in the European markets.
•Net sales of the Residential Kitchen Equipment Group decreased by $12.8 million, or 6.2%, to $192.8 million in the three months period ended June 29, 2024, as compared to $205.6 million in the prior year period. Excluding the impact of foreign exchange and the acquisition of Trade-Wind, acquired August 1, 2023, net sales decreased $13.8 million, or 6.7% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales decrease of $10.0 million, or 7.4%, to $124.8 million, as compared to $134.8 million in the prior year period. Excluding the acquisition, the net decrease in domestic sales was $11.0 million, or 8.2%. International sales decreased $2.8 million, or 4.0%, to $68.0 million, as compared to $70.8 million in the prior year period. Excluding the impact of foreign exchange, the net sales decrease in international sales was $2.8 million, or 4.0%. The decrease in net sales was primarily driven by challenging market conditions domestically and in the European markets.

GROSS PROFIT. Gross profit decreased to $379.6 million in the three months period ended June 29, 2024, as compared to $393.2 million in the prior year period, primarily driven by lower sales volumes. The impact of foreign exchange rates decreased gross profit by approximately $0.8 million. The gross margin rate was 38.3% in the three months period ended June 29, 2024, as compared to 37.8% in the prior year period primarily reflecting an improved product mix.

•Gross profit at the Commercial Foodservice Equipment Group decreased by $7.9 million, or 3.0%, to $251.4 million in the three months period ended June 29, 2024, as compared to $259.3 million in the prior year period. Excluding the acquisition, gross profit decreased by $8.2 million. The impact of foreign exchange rates decreased gross profit by approximately $0.6 million. The gross margin rate increased to 40.6%, as compared to 40.2% in the prior year period related to product mix. The gross margin rate, excluding the acquisition and the impact of foreign exchange, was 40.6%.

•Gross profit at the Food Processing Equipment Group increased by $5.4 million, or 8.3%, to $70.2 million in the three months period ended June 29, 2024, as compared to $64.8 million in the prior year period. Gross profit from the acquisitions of Filtration Automation, GBT GmbH Bakery, and MaxMac increased gross profit by $1.2 million. The impact of foreign exchange rates decreased gross profit by approximately $0.2 million. Excluding the acquisitions, gross profit increased by $4.2 million. The gross profit margin rate increased to 39.1%, as compared to 34.3% in the prior year period. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 38.9%.

•Gross profit at the Residential Kitchen Equipment Group decreased by $12.4 million, or 17.9%, to $57.0 million in the three months period ended June 29, 2024, as compared to $69.4 million in the prior year period. Excluding the acquisition, gross profit decreased by $12.8 million related to lower sales volume. The gross margin rate decreased to 29.6%, as compared to 33.8% in the prior year period. The gross margin rate excluding the acquisition and the impact of foreign exchange was 29.5%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses decreased to $198.6 million in the three months period ended June 29, 2024, as compared to $203.5 million in the three months period ended July 1, 2023. As a percentage of net sales, selling, general, and administrative expenses were 20.0% in the three months period ended June 29, 2024 as compared to 19.6% in the three months period ended July 1, 2023.

Selling, general and administrative expenses reflect increased costs of $0.9 million associated with acquisitions, including $0.2 million of intangible amortization expense. Selling, general and administrative expenses decreased $2.3 million related to professional fees, $1.4 million related to lower commissions and $1.1 in reduced compensation costs. Foreign exchange rates had a favorable impact of $0.4 million.

RESTRUCTURING EXPENSES. Restructuring expenses increased $0.5 million to $5.4 million for the three months period ended June 29, 2024, as compared to $4.9 million for the three months period ended July 1, 2023. Restructuring expenses in the three months period ended June 29, 2024 related primarily to headcount reductions and facility consolidations within all three segments. Restructuring expenses in the three months period ended July 1, 2023 related primarily to headcount reductions and facility consolidations within the Residential Kitchen Equipment Group and Commercial Foodservice Group.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $24.6 million in the three months period ended June 29, 2024, as compared to $31.5 million in the prior year period primarily reflecting the decrease in debt levels on our current debt structure. Net periodic pension benefit (other than service costs) increased $1.1 million to $3.7 million in the three months period ended June 29, 2024, as compared to $2.6 million in the prior year period related to the slight decrease in discount rate used to calculate the interest cost and increase in expected return on assets as a result of the higher assets value. Other expense was $0.1 million in the three months period ended June 29, 2024, as compared to other income of $0.3 million in the prior year period and consists mainly of foreign exchange gains and losses.

INCOME TAXES. A tax provision of $39.4 million, at an effective rate of 25.4%, was recorded during the three months period ended June 29, 2024, as compared to $39.3 million at an effective rate of 25.2%, in the prior year period. The effective tax rate for the three months period ended June 29, 2024 is higher than the U.S. statutory tax rate of 21% primarily due to state taxes and foreign tax rate differentials.

Six Months Ended June 29, 2024 as compared to Six Months Ended July 1, 2023
NET SALES. Net sales for the six months period ended June 29, 2024 decreased by $128.9 million, or 6.3%, to $1,918.5 million as compared to $2,047.4 million in the six months period ended July 1, 2023. Net sales increased by $7.2 million, or 0.4%, from the fiscal 2023 acquisitions of Flavor Burst, Blue Sparq, Filtration Automation, Terry, and Trade-Wind and the fiscal 2024 acquisitions of GBT GmbH Bakery and MaxMac. Excluding acquisitions, net sales decreased $136.1 million, or 6.6%, from the prior year period. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the six months period ended June 29, 2024 increased net sales by approximately $1.6 million. Excluding the impact of foreign exchange and acquisitions, sales decreased 6.7% for the six months period ended June 29, 2024 as compared to the prior year period, including a net sales decrease of 4.0% at the Commercial Foodservice Equipment Group, a net sales decrease of 6.7% at the Food Processing Equipment Group and a net sales decrease of 14.7% at the Residential Kitchen Equipment Group.
•Net sales of the Commercial Foodservice Equipment Group decreased by $49.9 million, or 4.0%, to $1,209.7 million in the six months period ended June 29, 2024, as compared to $1,259.6 million in the prior year period. Net sales from the acquisitions of Flavor Burst, Blue Sparq, and Terry which were acquired on January 24, 2023, April 3, 2023 and July 5, 2023, respectively, accounted for an increase of $1.5 million during the six months period ended June 29, 2024. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group decreased $51.4 million, or 4.1%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales decreased $51.0 million, or 4.0%, at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales decrease of $58.5 million, or 6.3%, to $868.9 million, as compared to $927.4 million in the prior year period. This includes an increase of $1.4 million from recent acquisitions. Excluding acquisitions, the net decrease in domestic sales was $59.9 million, or 6.5%, as compared to the prior year period. The decrease in domestic sales is related to slow market conditions. International sales increased $8.6 million, or 2.6%, to $340.8 million, as compared to $332.2 million in the prior year period. Excluding the impact of foreign exchange and acquisitions, the net sales increase in international sales was $8.9 million, or 2.7%. The increase in international revenues is related to improvements in market conditions, primarily in the European and Latin American markets.
•Net sales of the Food Processing Equipment Group decreased by $20.2 million, or 5.6%, to $342.1 million in the six months period ended June 29, 2024, as compared to $362.3 million in the prior year period. Net sales from the acquisitions of Filtration Automation, GBT GmbH Bakery, and MaxMac acquired June 13, 2023, February 7, 2024, and April 19, 2024, respectfully, accounted for an increase of $3.7 million during the six months period ended June 29, 2024. Excluding the impact of acquisitions, net sales of the Food Processing Equipment Group decreased $23.9 million, or 6.6%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales decreased $24.1 million, or 6.7%, at the Food Processing Equipment Group. Domestically, the company realized a sales decrease of $32.2 million, or 13.2%, to $211.7 million, as compared to $243.9 million in the prior year period. This includes an increase of $2.6 million from recent acquisitions. Excluding acquisitions, the net decrease in domestic sales was $34.8 million, or 14.3%, as compared to the prior year period. The decrease in domestic sales is driven primarily by protein products. International sales increased $12.0 million, or 10.1%, to $130.4 million, as compared to $118.4 million in the prior year period. This includes an increase of $1.1 million from the recent acquisitions and an increase of $0.2 million related to the favorable impact of exchange rates. Excluding the impact of foreign exchange and acquisitions, the net sales increase in international sales was $10.7 million, or 9.0%. The increase in international sales reflects growth driven primarily by protein products.
•Net sales of the Residential Kitchen Equipment Group decreased by $58.8 million, or 13.8%, to $366.7 million in the six months period ended June 29, 2024, as compared to $425.5 million in the prior year period. Excluding the impact of the acquisition of Trade-Wind, net sales decreased $60.8 million, or 14.3%. Excluding the impact of foreign exchange, net sales decreased $62.6 million, or 14.7%, at the Residential Kitchen Equipment Group. Domestically, the company realized a sales decrease of $46.9 million, or 16.8%, to $231.8 million, as compared to $278.7 million in the prior year period. Excluding the impact of acquisition, the net sales of the Residential Kitchen Equipment Group decreased $48.9 million, or 17.5%, as compared to the prior year period. International sales decreased $11.9 million, or 8.1%, to $134.9 million, as compared to $146.8 million in the prior year period. This includes an increase of $1.8 million related to the favorable impact of exchange rates. Excluding the impact of foreign exchange and acquisitions, the net sales decrease in international sales was $13.7 million, or 9.3%. The decrease in net sales was primarily driven by challenging market conditions domestically and in the European markets.
GROSS PROFIT. Gross profit decreased to $726.0 million in the six months period ended June 29, 2024 as compared to $772.0 million in the prior year period, primarily driven by lower sales volumes at the Commercial Foodservice Equipment Group and Residential Kitchen Equipment Group. The impact of foreign exchange rates increased gross profit by approximately $0.4 million. The gross margin rate was 37.8% in the six months period ended June 29, 2024 as compared to 37.7% in the six months period ended July 1, 2023 primarily reflecting improved product mix.

•Gross profit at the Commercial Foodservice Equipment Group decreased by $19.0 million, or 3.8%, to $482.4 million in the six months period ended June 29, 2024, as compared to $501.4 million in the prior year period. Gross profit from the acquisitions of Flavor Burst, Blue Sparq, and Terry increased gross profit by $0.8 million. Excluding acquisitions, gross profit decreased by $19.8 million related to lower sales volume. The impact of foreign exchange rates decreased gross profit by approximately $0.3 million. The gross margin rate increased to 39.9%, as compared to 39.8% in the prior year period. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 39.9%.

•Gross profit at the Food Processing Equipment Group increased by $3.2 million, or 2.5%, to $133.6 million in the six months period ended June 29, 2024, as compared to $130.4 million in the prior year period. Gross profit from the acquisitions of Filtration Automation, GBT GmbH Bakery, and MaxMac increased gross profit by $2.0 million. Excluding acquisitions, gross profit increased by $1.2 million. The impact of foreign exchange rates increased gross profit by approximately $0.2 million. The gross profit margin rate increased to 39.1%, as compared to 36.0% in the prior year period primarily related to improved product mix. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 38.9%.

•Gross profit at the Residential Kitchen Equipment Group decreased by $31.6 million, or 22.6%, to $108.2 million in the six months period ended June 29, 2024, as compared to $139.8 million in the prior year period. The impact of foreign exchange rates increased gross profit by approximately $0.5 million. The gross margin rate decreased to 29.5%, as compared to 32.9% in the prior year period. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 29.4%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses decreased to $404.6 million in the six months period ended June 29, 2024, as compared to $418.9 million in the six months period ended July 1, 2023. As a percentage of net sales, selling, general, and administrative expenses were 21.1% in the six months period ended June 29, 2024, as compared to 20.5% in the six months period ended July 1, 2023.

Selling, general and administrative expenses reflect increased costs of $3.4 million associated with acquisitions, including $0.5 million of intangible amortization expense. Selling, general and administrative expenses decreased $4.6 million related to intangible amortization expense, $4.1 million related to professional fees and $5.8 million related to reduced compensation costs including commissions. Foreign exchange rates had an unfavorable impact of $0.5 million.

RESTRUCTURING EXPENSES. Restructuring expenses increased $1.2 million to $8.5 million in the six months period ended June 29, 2024 from $7.3 million in the six months period ended July 1, 2023. Restructuring expenses in the six months period ended June 29, 2024 related primarily to headcount reductions and facility consolidations within all three segments. Restructuring expenses in the six months period ended July 1, 2023 related primarily to headcount reductions and facility consolidations within the Residential Kitchen Equipment Group and Commercial Foodservice Equipment Group.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $50.8 million in the six months period ended June 29, 2024, as compared to $61.0 million in the prior year period, reflecting the decrease in debt levels on our current debt structure. Net periodic pension benefit (other than service costs) increased $2.6 million to $7.4 million in the six months period ended June 29, 2024, as compared to $4.8 million in the prior year period related to the decrease in discount rate used to calculate the interest cost and increase in expected return on assets as a result of the higher assets value. Other income was $0.2 million in the six months period ended June 29, 2024, as compared to other expense of $1.6 million in the prior year period and consists mainly of foreign exchange gains and losses.
INCOME TAXES. A tax provision of $67.7 million, at an effective rate of 25.1%, was recorded during the six months period ended June 29, 2024, as compared to $72.1 million at an effective rate of 25.0%, in the prior year period. The effective tax rate for the six months period ended June 29, 2024 is higher than the prior period year rate primarily due to an increase in the UK statutory income tax rate from a 23.5% blended rate in 2023 to 25.0% in 2024.

Financial Condition and Liquidity

Total cash and cash equivalents increased by $212.0 million to $459.5 million at June 29, 2024 from $247.5 million at December 30, 2023. Total debt amounted to $2.4 billion at June 29, 2024 and December 30, 2023.

OPERATING ACTIVITIES. Net cash provided by operating activities after changes in assets and liabilities amounted to $290.4 million as compared to $154.0 million in the prior year.
During the six months period ended June 29, 2024, working capital changes meaningfully impacted operating cash flows primarily driven by a decrease in accounts receivable of $14.8 million due to lower sales levels, decreased inventory levels of $7.7 million and an increase of $13.7 million in accounts payable.
INVESTING ACTIVITIES. During the six months period ended June 29, 2024, net cash used for investing activities amounted to $30.3 million. Cash used to fund acquisitions amounted to $5.6 million. Additionally, $24.7 million was expended, primarily for upgrades of production equipment and manufacturing facilities.
FINANCING ACTIVITIES. Net cash flows used for financing activities amounted to $42.7 million during the six months period ended June 29, 2024. The company’s borrowing activities during 2024 included $21.9 million of net repayments under its Credit Facility. Additionally, during 2024, the company used $18.0 million to repurchase 116,155 shares of Middleby common stock that were surrendered to the company for withholding taxes related to restricted stock vestings.
At June 29, 2024, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations:

Twelve Month Period coinciding with the end of the company's Fiscal Second Quarter	Variable Rate Debt

2025	$44,250
2026	787,030
2027	1,567,497
2028	702
2029 and thereafter	4,767
$2,404,246
The company is exposed to interest rate risk on its floating-rate debt. The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swapped one-month LIBOR for fixed rates. In February 2022, the company entered into an additional floating-to-fixed interest rate swap agreement that uses a daily SOFR in lieu of LIBOR. In April 2023, all outstanding LIBOR swap agreements were amended to one month term SOFR. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of June 29, 2024, the fair value of these instruments was an asset of $42.9 million. The change in fair value of these swap agreements in the first six months of 2024 was a gain of $1.0 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.
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
Foreign Exchange Derivative Financial Instruments
The company uses derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third-party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted foreign exchange rates would not have a material impact on the company's financial position, results of operations and cash flows. The fair value of the forward and option contracts was a loss of $0.4 million at the end of the second quarter of 2024.

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
As of June 29, 2024, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended June 29, 2024, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the six months ended June 29, 2024, except as follows:
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
March 31, 2024 to April 27, 2024	—	$—	—	1,883,636
April 28, 2024 to May 25, 2024	—	—	—	1,883,636
May 26, 2024 to June 29, 2024	—	—	—	1,883,636
Quarter ended June 29, 2024	—	$—	—	1,883,636

(1) On November 7, 2017, the company's Board of Directors resolved to terminate the company's existing share repurchase program, effective as of such date, which was originally adopted in 1998, and approved a new stock repurchase program. This program authorizes the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. In May 2022, the company's Board of Directors approved the repurchase of an additional 2,500,000 shares of its outstanding common stock under the current program. As of June 29, 2024, the total number of shares authorized for repurchase under the program is 5,000,000 shares. As of June 29, 2024, 3,116,364 shares had been purchased under the stock repurchase program and 1,883,636 shares remained authorized for repurchase.

Subsequent to the end of the second quarter, in July 2024, the company's Board of Directors approved the repurchase of an additional 2,500,000 shares of its outstanding common stock under the current program, leaving 4,383,636 authorized shares available for repurchase.

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

Item 6. Exhibits

Exhibits:

Exhibit 31.1 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 –	Certification by the Principal Executive Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 32.2 –	Certification by the Principal Financial Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 101 –	Financial statements on Form 10-Q for the quarter ended June 29, 2024, filed on August 8, 2024, formatted in Inline Extensive Business Reporting Language (iXBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

Exhibit 104 –	Cover Page Interactive Data File (formatted as Inline Extensive Business Reporting Language (iXBRL) and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	August 8, 2024	By:	/s/ Bryan E. Mittelman
Bryan E. Mittelman
Chief Financial Officer