Form 10-Q
period 2024-09-28
MIDDLEBY Corp
filed 2024-11-07
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 28, 2024
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
As of November 4, 2024, there were 53,793,158 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION

QUARTER ENDED SEPTEMBER 28, 2024

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

ASSETS	Sep 28, 2024	Dec 30, 2023
Current assets:
Cash and cash equivalents	$606,004	$247,496
Accounts receivable, net of reserve for doubtful accounts of $24,053 and $23,464	614,976	644,576
Inventories, net	905,865	935,867
Prepaid expenses and other	134,364	112,690
Prepaid taxes	30,401	25,230
Total current assets	2,291,610	1,965,859
Property, plant and equipment, net of accumulated depreciation of $377,548 and $339,528	510,555	510,898
Goodwill	2,506,810	2,486,310
Other intangibles, net of amortization of $625,286 and $574,079	1,650,962	1,693,076
Long-term deferred tax assets	6,915	7,945
Pension benefits assets	54,887	38,535
Other assets	179,342	204,069
Total assets	$7,201,081	$6,906,692

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$44,058	$44,822
Accounts payable	214,699	227,080
Accrued expenses	555,955	579,192
Total current liabilities	814,712	851,094
Long-term debt	2,361,252	2,380,373
Long-term deferred tax liability	241,107	216,143
Accrued pension benefits	11,665	12,128
Other non-current liabilities	179,404	197,065
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 64,227,987 and 63,942,340 shares issued in 2024 and 2023, respectively	148	148
Paid-in capital	509,355	479,216
Treasury stock, at cost; 10,456,948 and 10,338,922 shares in 2024 and 2023, respectively	(924,289)	(906,031)
Retained earnings	4,215,883	3,899,754
Accumulated other comprehensive loss	(208,156)	(223,198)
Total stockholders' equity	3,592,941	3,249,889
Total liabilities and stockholders' equity	$7,201,081	$6,906,692

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sep 28, 2024	Sep 30, 2023	Sep 28, 2024	Sep 30, 2023
Net sales	$942,809	$980,651	$2,861,281	$3,028,029
Cost of sales	587,375	605,329	1,779,847	1,880,736
Gross profit	355,434	375,322	1,081,434	1,147,293
Selling, general and administrative expenses	179,476	196,433	584,108	615,361
Restructuring expenses	2,519	4,448	11,046	11,698
Income from operations	173,439	174,441	486,280	520,234
Interest expense and deferred financing amortization, net	21,399	31,080	72,239	92,071
Net periodic pension benefit (other than service costs)	(3,876)	(2,103)	(11,244)	(6,929)
Other expense (income), net	1,239	1,072	995	2,642
Earnings before income taxes	154,677	144,392	424,290	432,450
Provision for income taxes	40,511	35,742	108,161	107,861
Net earnings	$114,166	$108,650	$316,129	$324,589

Net earnings per share:
Basic	$2.12	$2.03	$5.88	$6.06
Diluted	$2.11	$2.01	$5.84	$5.99
Weighted average number of shares
Basic	53,770	53,588	53,730	53,569
Dilutive common stock equivalents	267	569	438	623
Diluted	54,037	54,157	54,168	54,192
Comprehensive income	$162,648	$76,504	$331,171	$317,203

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(amounts in thousands)
(Unaudited)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, June 29, 2024	$148	$500,686	$(924,002)	$4,101,717	$(256,638)	$3,421,911
Net earnings	—	—	—	114,166	—	114,166
Currency translation adjustments	—	—	—	—	67,366	67,366
Change in unrecognized pension benefit costs, net of tax of $464	—	—	—	—	(5,711)	(5,711)
Unrealized loss on interest rate swap, net of tax of $(4,120)	—	—	—	—	(13,173)	(13,173)
Stock compensation	—	8,669	—	—	—	8,669
Purchase of treasury stock	—	—	(287)	—	—	(287)
Balance, September 28, 2024	$148	$509,355	$(924,289)	$4,215,883	$(208,156)	$3,592,941

Balance, December 30, 2023	$148	$479,216	$(906,031)	$3,899,754	$(223,198)	$3,249,889
Net earnings	—	—	—	316,129	—	316,129
Currency translation adjustments	—	—	—	—	31,352	31,352
Change in unrecognized pension benefit costs, net of tax of $800	—	—	—	—	(4,136)	(4,136)
Unrealized loss on interest rate swap, net of tax of $(4,976)	—	—	—	—	(12,174)	(12,174)
Stock compensation	—	30,139	—	—	—	30,139
Purchase of treasury stock	—	—	(18,258)	—	—	(18,258)
Balance, September 28, 2024	$148	$509,355	$(924,289)	$4,215,883	$(208,156)	$3,592,941

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, July 1, 2023	$148	$444,290	$(906,011)	$3,714,811	$(253,712)	$2,999,526
Net earnings	—	—	—	108,650	—	108,650
Currency translation adjustments	—	—	—	—	(36,602)	(36,602)
Change in unrecognized pension benefit costs, net of tax of $367	—	—	—	—	4,436	4,436
Unrealized gain on interest rate swap, net of tax of $7	—	—	—	—	20	20
Stock compensation	—	13,175	—	—	—	13,175
Stock issuance	—	6,010	—	—	—	6,010
Balance, September 30, 2023	$148	$463,475	$(906,011)	$3,823,461	$(285,858)	$3,095,215

Balance, December 31, 2022	$147	$408,376	$(831,176)	$3,498,872	$(278,472)	$2,797,747
Net earnings	—	—	—	324,589	—	324,589
Currency translation adjustments	—	—	—	—	(4,751)	(4,751)
Change in unrecognized pension benefit costs, net of tax of $461	—	—	—	—	(544)	(544)
Unrealized loss on interest rate swap, net of tax of $(731)	—	—	—	—	(2,091)	(2,091)
Stock compensation	—	35,305	—	—	—	35,305
Stock issuance	1	19,794	—	—	—	19,795
Purchase of treasury stock	—	—	(74,835)	—	—	(74,835)
Balance, September 30, 2023	$148	$463,475	$(906,011)	$3,823,461	$(285,858)	$3,095,215

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	Sep 28, 2024	Sep 30, 2023
Cash flows from operating activities--
Net earnings	$316,129	$324,589
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	94,836	99,058
Non-cash share-based compensation	30,139	35,305
Deferred income taxes	27,659	(6,553)
Net periodic pension benefit (other than service costs)	(11,244)	(6,929)
Other non-cash items	661	(684)
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	31,354	(430)
Inventories, net	33,045	66,973
Prepaid expenses and other assets	(20,073)	(2,481)
Accounts payable	(13,706)	(49,188)
Accrued expenses and other liabilities	(41,718)	(86,557)
Net cash provided by operating activities	447,082	373,103
Cash flows from investing activities--
Net additions to property, plant and equipment	(36,169)	(69,645)
Purchase of intangible assets	(80)	(1,805)
Acquisitions, net of cash acquired	(7,750)	(67,774)
Net cash used in investing activities	(43,999)	(139,224)
Cash flows from financing activities--
Proceeds under Credit Facility	—	565,200
Repayments under Credit Facility	(21,875)	(711,692)
Net repayments under foreign bank loan	(1,611)	(495)
Payments of deferred purchase price	(3,878)	(4,079)
Repurchase of treasury stock	(18,258)	(74,544)
Other, net	(167)	(158)
Net cash used in financing activities	(45,789)	(225,768)
Effect of exchange rates on cash and cash equivalents	1,214	(2,923)
Changes in cash and cash equivalents--
Net increase (decrease) in cash and cash equivalents	358,508	5,188
Cash and cash equivalents at beginning of year	247,496	162,001
Cash and cash equivalents at end of period	$606,004	$167,189

Non-cash investing and financing activities:
Stock issuance related to acquisition and purchase of intangible assets	$—	$19,795

See accompanying notes

THE MIDDLEBY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2024
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
In the opinion of management, the financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the company as of September 28, 2024 and December 30, 2023, the results of operations for the three and nine months ended September 28, 2024 and September 30, 2023, cash flows for the nine months ended September 28, 2024 and September 30, 2023 and statement of stockholders' equity for the three and nine months ended September 28, 2024 and September 30, 2023.
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
b)Non-Cash Share-Based Compensation
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $8.7 million and $13.2 million for the three months period ended September 28, 2024 and September 30, 2023, respectively. Non-cash share-based compensation expense was $30.1 million and $35.3 million for the nine months period ended September 28, 2024 and September 30, 2023, respectively.
c)Income Taxes
A tax provision of $40.5 million, at an effective rate of 26.2%, was recorded during the three months period ended September 28, 2024, as compared to a $35.7 million tax provision at an effective rate of 24.8% in the prior year period. A tax provision of $108.2 million, at an effective rate of 25.5%, was recorded during the nine months period ended September 28, 2024 as compared to a $107.9 million tax provision at an effective rate of 24.9% in the prior year period. The effective tax rate for the three months period ended September 28, 2024 is higher than the U.S. statutory tax rate of 21.0% primarily due to state taxes and foreign tax rate differentials.

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
The company’s financial assets and liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of September 28, 2024
Financial Assets:
Interest rate swaps	$—	$25,629	$—	$25,629
Foreign exchange derivative contracts	$—	$55	$—	$55

Financial Liabilities:
Contingent consideration	$—	$—	$44,311	$44,311

As of December 30, 2023
Financial Assets:
Interest rate swaps	$—	$42,779	$—	$42,779
Foreign exchange derivative contracts	$—	$29	$—	$29

Financial Liabilities:
Contingent consideration	$—	$—	$51,538	$51,538
The contingent consideration as of September 28, 2024 and December 30, 2023, relates to the earnout provisions recorded in conjunction with various purchase agreements.
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
The following table represents changes in the fair value of the contingent consideration liabilities:

September 28, 2024
Beginning balance	$51,538
Payments of contingent consideration	(4,141)
Changes in fair value	(3,086)
Ending balance	$44,311

e)    Consolidated Statements of Cash Flows
Cash paid for interest was $75.6 million and $93.4 million for the nine months ended September 28, 2024 and September 30, 2023, respectively. Cash payments totaling $83.3 million and $119.4 million were made for income taxes for the nine months ended September 28, 2024 and September 30, 2023, respectively.
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
The company’s potentially dilutive securities consist of shares issuable on vesting of restricted stock grants computed using the treasury method and amounted to 24,000 and 19,000 for the three months ended September 28, 2024 and September 30, 2023, respectively.
The company’s potentially dilutive securities consist of shares issuable on vesting of restricted stock grants computed using the treasury method and amounted to 11,000 and 9,000 for the nine months ended September 28, 2024 and September 30, 2023, respectively.
For the nine months ended September 28, 2024 and September 30, 2023, the average market price of the company's common stock exceeded the exercise price of the Convertible Notes (as defined below) resulting in 427,000 and 614,000 diluted common stock equivalents to be included in the diluted net earnings per share, respectively. There have been no material conversions to date. See Note 12, Financing Arrangements for further details on the Convertible Notes. There were no anti-dilutive restricted stock grants excluded from common stock equivalents in any period presented.

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

2024 Acquisitions
During 2024, the company completed various acquisitions that were not individually material. The following estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition date for the 2024 acquisitions and are summarized as follows (in thousands):

	Preliminary Opening Balance Sheet	Preliminary Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$1	$—	$1
Current assets	1,676	222	1,898
Property, plant and equipment	383	(84)	299
Goodwill	945	(114)	831
Other intangibles	568	—	568
Other assets	—	938	938
Current liabilities	(222)	(195)	(417)
Other non-current liabilities	—	(767)	(767)

Net assets acquired and liabilities assumed	$3,351	$—	$3,351
The goodwill and $0.3 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also include $0.3 million allocated to customer relationships, which is being amortized over a period of 5 years. Goodwill of $0.8 million and other intangibles of $0.6 million are allocated to the Food Processing Equipment Group for segment reporting purposes. Of these assets, goodwill of $0.3 million and intangibles of $0.6 million are expected to be deductible for tax purposes.
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
Pro Forma Financial Information

In accordance with ASC 805 Business Combinations, the following unaudited pro forma results of operations for the nine months ended September 28, 2024 and September 30, 2023, assumes the 2023 and 2024 acquisitions described above were completed on January 1, 2023 (first day of fiscal year 2023). The following pro forma results include adjustments to reflect amortization of intangibles associated with the acquisitions and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	Nine Months Ended
	September 28, 2024	September 30, 2023
Net sales	$2,861,371	$3,043,925
Net earnings	316,379	323,323

Net earnings per share:
Basic	$5.89	$6.04
Diluted	$5.84	$5.97

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

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Three Months Ended September 28, 2024
United States and Canada	$419,515	$103,391	$112,912	$635,818
Asia	53,725	7,437	5,994	67,156
Europe and Middle East	99,494	45,280	52,952	197,726
Latin America	27,334	13,415	1,360	42,109
Total	$600,068	$169,523	$173,218	$942,809

Nine Months Ended September 28, 2024
United States and Canada	$1,288,437	$315,080	$344,731	$1,948,248
Asia	161,104	20,756	12,433	194,293
Europe and Middle East	288,225	137,459	176,577	602,261
Latin America	72,024	38,315	6,140	116,479
Total	$1,809,790	$511,610	$539,881	$2,861,281

Three Months Ended September 30, 2023
United States and Canada	$458,529	$111,092	$116,522	$686,143
Asia	59,922	6,389	3,371	69,682
Europe and Middle East	91,112	34,250	57,474	182,836
Latin America	24,446	14,936	2,608	41,990
Total	$634,009	$166,667	$179,975	$980,651

Nine Months Ended September 30, 2023
United States and Canada	$1,385,929	$354,945	$395,236	$2,136,110
Asia	173,901	30,507	8,652	213,060
Europe and Middle East	272,252	101,808	194,631	568,691
Latin America	61,525	41,658	6,985	110,168
Total	$1,893,607	$528,918	$605,504	$3,028,029

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

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

	Sep 28, 2024	Dec 30, 2023
Contract assets	$60,353	$47,072
Contract liabilities	$112,629	$118,681
Non-current contract liabilities	$14,485	$15,721

During the nine months period ended September 28, 2024, the company reclassified $32.4 million to receivables, which was included in the contract asset balance at the beginning of the period. During the nine months period ended September 28, 2024, the company recognized revenue of $71.5 million which was included in the contract liability balance at the beginning of the period. Additions to contract liabilities representing amounts billed to clients in excess of revenue recognized to date were $95.8 million during the nine months period ended September 28, 2024.

Remaining Performance Obligations

Substantially all of the company's outstanding performance obligations will be satisfied within 12 to 36 months. There were no contract asset impairments during the nine months period ended September 28, 2024.

6)    Other Comprehensive Income
Changes in accumulated other comprehensive income(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Balance as of December 30, 2023	$(145,490)	$(109,713)	$32,005	$(223,198)
Other comprehensive income before reclassification	31,352	(5,671)	9,135	34,816
Amounts reclassified from accumulated other comprehensive income	—	1,535	(21,309)	(19,774)
Net current-period other comprehensive income	$31,352	$(4,136)	$(12,174)	$15,042
Balance as of September 28, 2024	$(114,138)	$(113,849)	$19,831	$(208,156)

Balance as of December 31, 2022	$(205,345)	$(121,701)	$48,574	$(278,472)
Other comprehensive income before reclassification	(4,751)	(2,131)	21,872	14,990
Amounts reclassified from accumulated other comprehensive income	—	1,587	(23,963)	(22,376)
Net current-period other comprehensive income	$(4,751)	$(544)	$(2,091)	$(7,386)
Balance as of September 30, 2023	$(210,096)	$(122,245)	$46,483	$(285,858)

(1) As of September 28, 2024, pension and unrealized gain on interest rate swap amounts, net of tax, are $4.8 million and $6.2 million, respectively. During the nine months ended September 28, 2024, the adjustments to pension and unrealized gain on interest rate swap amounts, net of tax, are $0.8 million and $(5.0) million, respectively. As of September 30, 2023, pension and unrealized gain on interest rate swap amounts, net of tax, were $(1.5) million and $16.1 million, respectively. During the nine months ended September 30, 2023, the adjustments to pension and unrealized gain on interest rate swap amounts, net of tax, were $0.5 million and $(0.7) million, respectively.
Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sep 28, 2024	Sep 30, 2023	Sep 28, 2024	Sep 30, 2023
Net earnings	$114,166	$108,650	$316,129	$324,589
Currency translation adjustment	67,366	(36,602)	31,352	(4,751)
Pension liability adjustment, net of tax	(5,711)	4,436	(4,136)	(544)
Unrealized (loss) gain on interest rate swaps, net of tax	(13,173)	20	(12,174)	(2,091)
Comprehensive income	$162,648	$76,504	$331,171	$317,203
7)    Inventories
Inventories are composed of material, labor and overhead and are stated at the lower of cost or net realizable value. Costs for inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at September 28, 2024 and December 30, 2023 are as follows (in thousands):

	Sep 28, 2024	Dec 30, 2023
Raw materials and parts	$483,105	$495,488
Work-in-process	78,809	80,102
Finished goods	343,951	360,277
	$905,865	$935,867

8)    Goodwill
Changes in the carrying amount of goodwill for the nine months ended September 28, 2024 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of December 30, 2023	$1,329,056	$375,217	$782,037	$2,486,310
Goodwill acquired during the year	—	831	—	831
Measurement period adjustments to goodwill acquired in prior year	271	57	224	552
Exchange effect	3,149	1,930	14,038	19,117
Balance as of September 28, 2024	$1,332,476	$378,035	$796,299	$2,506,810

The annual impairment assessment for goodwill and indefinite-lived intangible assets is performed as of the first day of the fourth quarter. The company does not believe there have been any interim indicators of impairment requiring analysis other than at the annual assessment date. This is supported by the review of order rates, backlog levels and financial performance across business segments.

9)    Intangibles

Intangible assets consist of the following (in thousands):

	September 28, 2024			December 30, 2023
	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	6.5	$848,411	$(574,957)	7.0	$845,326	$(529,533)
Developed technology	7.6	98,857	(50,329)	8.3	98,593	(44,546)
		$947,268	$(625,286)		$943,919	$(574,079)
Indefinite-lived assets:
Trademarks and tradenames		$1,328,980			$1,323,236

The aggregate intangible amortization expense was $15.0 million and $18.9 million for the three months period ended September 28, 2024 and September 30, 2023, respectively. The aggregate intangible amortization expense was $48.7 million and $56.6 million for the nine months period ended September 28, 2024 and September 30, 2023, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Twelve Month Period coinciding with the end of the company's Fiscal Third Quarter	Amortization Expense

2025	$58,454
2026	56,354
2027	47,073
2028	41,453
2029	35,332
Thereafter	83,316
$321,982

10)    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	Sep 28, 2024	Dec 30, 2023
Contract liabilities	$112,629	$118,681
Accrued payroll and related expenses	111,019	121,514
Accrued warranty	98,070	89,039
Accrued customer rebates	52,783	59,267
Accrued short-term leases	25,188	26,417
Accrued contingent consideration	20,611	17,791
Accrued sales and other tax	19,053	24,568
Accrued agent commission	16,031	16,956
Accrued professional fees	13,460	18,461
Accrued product liability and workers compensation	11,161	11,169
Other accrued expenses	75,950	75,329

	$555,955	$579,192

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
A rollforward of the warranty reserve is as follows (in thousands):

Nine Months Ended
Sep 28, 2024
Balance as of December 30, 2023	$89,039
Warranty expense	75,827
Warranty claims	(66,796)
Balance as of September 28, 2024	$98,070

12)    Financing Arrangements

	Sep 28, 2024	Dec 30, 2023
	(in thousands)
Term loan facility	$934,447	$945,913
Delayed draw term loan facility	717,188	726,563
Convertible senior notes	744,175	741,501
Foreign loans	8,979	10,531
Other debt arrangement	521	687
Total debt	2,405,310	2,425,195
Less: Current maturities of long-term debt	44,058	44,822
Long-term debt	$2,361,252	$2,380,373
Credit Facility
As of September 28, 2024, the company had $1.7 billion of borrowings outstanding under its credit facility (the "Credit Facility"), including $937.5 million outstanding under the term loan ($934.4 million, net of unamortized issuance fees) and $717.2 million outstanding under the delayed draw term loan. The company also had $5.1 million in outstanding letters of credit as of September 28, 2024, which reduces the borrowing availability under the Credit Facility. Remaining borrowing capacity under this facility was $2.7 billion at September 28, 2024.
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
At September 28, 2024, borrowings under the Credit Facility accrued interest at a rate of 1.375% above the daily simple or term Secured Overnight Financing Rate (“SOFR”) per annum or 0.375% above the highest of the prime rate, the federal funds rate plus 0.50% and one month Term SOFR plus 1.00%. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. As of September 28, 2024, borrowings under the Credit Facility accrued interest at a minimum of 1.375% above SOFR and the variable unused commitment fee will be at a minimum of 0.20%. Borrowings under the Credit Facility accrue interest at a minimum of 1.375% above the daily simple SOFR or term SOFR for the applicable interest period (each of which includes a spread adjustment of 0.10%). The average interest rate per annum, inclusive of hedging instruments, on the debt under the Credit Facility was equal to 5.04% at the end of the period and the variable commitment fee was equal to 0.20% per annum as of September 28, 2024.
The term loan and delayed draw term loan facilities had an average interest rate per annum, inclusive of hedging instruments, of 5.04% as of September 28, 2024.
In addition, the company has international credit facilities to fund working capital needs outside the United States. At September 28, 2024, these foreign credit facilities amounted to $9.0 million in U.S. Dollars with a weighted average per annum interest rate of approximately 2.46%.

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

	Sep 28, 2024		Dec 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt excluding convertible senior notes	$1,661,135	$1,664,187	$1,683,694	$1,687,781

The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At September 28, 2024, the company had outstanding floating-to-fixed interest rate swaps totaling $270.0 million notional amount carrying an average interest rate of 2.51% maturing in less than 12 months and $470.0 million notional amount carrying an average interest rate of 1.22% that mature in more than 12 months but less than 41 months.

At September 28, 2024, the company was in compliance with all covenants pursuant to its borrowing agreements.

Convertible Notes
The following table summarizes the outstanding principal amount and carrying value of the Convertible Notes:

	Sep 28, 2024	Dec 30, 2023
	(in thousands)
Principal amounts:
Principal	$747,499	$747,499
Unamortized issuance costs	(3,324)	(5,998)
Net carrying amount	$744,175	$741,501
The following table summarizes total interest expense recognized related to the Convertible Notes:

	Three Months Ended		Nine Months Ended
	Sep 28, 2024	Sep 30, 2023	Sep 28, 2024	Sep 30, 2023
Contractual interest expense	$1,849	$1,847	$5,565	$5,585
Interest cost related to amortization of issuance costs	889	889	2,675	2,685
Total interest expense	$2,738	$2,736	$8,240	$8,270
The estimated fair value of the Convertible Notes was $874.6 million as of September 28, 2024 and was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 1(d), Fair Value Measurements, in these Notes to the Condensed Consolidated Financial Statement. The if-converted value of the Convertible Notes exceeded their respective principal value by $76.0 million as of September 28, 2024.

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
13)    Financial Instruments
Foreign Exchange: The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third-party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The notional amount of foreign currency contracts outstanding was $265.7 million and $253.1 million as of September 28, 2024 and December 30, 2023, respectively. The fair value of the forward and option contracts was a gain of $0.1 million at the end of the third quarter of 2024.
Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swapped one-month LIBOR for fixed rates. In February 2022, the company entered into an additional floating-to-fixed interest rate swap agreement that uses a daily SOFR in lieu of LIBOR. In April 2023, all outstanding LIBOR swap agreements were amended to one month term SOFR. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of September 28, 2024, the fair value of these instruments was an asset of $25.6 million. The change in fair value of these swap agreements in the first nine months of 2024 was a loss of $12.2 million, net of taxes.
The following table summarizes the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated Balance Sheet Presentation	Sep 28, 2024	Dec 30, 2023
Fair value	Prepaid expense and other	$2,808	$2,897
Fair value	Other assets	$22,821	$39,882
The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended		Nine Months Ended
	Presentation of Gain/(loss)	Sep 28, 2024	Sep 30, 2023	Sep 28, 2024	Sep 30, 2023
Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$(10,409)	$8,706	$4,159	$21,141
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$6,884	$8,679	$21,309	$23,963
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
Net Sales Summary
(dollars in thousands)

	Three Months Ended				Nine Months Ended
	Sep 28, 2024		Sep 30, 2023		Sep 28, 2024		Sep 30, 2023
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$600,068	63.6%	$634,009	64.7%	$1,809,790	63.3%	$1,893,607	62.5%
Food Processing	169,523	18.0	166,667	17.0	511,610	17.8	528,918	17.5
Residential Kitchen	173,218	18.4	179,975	18.3	539,881	18.9	605,504	20.0
Total	$942,809	100.0%	$980,651	100.0%	$2,861,281	100.0%	$3,028,029	100.0%

The following table summarizes the results of operations for the company's business segments(1) (dollars in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other(2)	Total
Three Months Ended September 28, 2024
Net sales	$600,068	$169,523	$173,218	$—	$942,809
Income (loss) from operations (3)	146,088	37,497	13,170	(23,316)	173,439
Depreciation expense (4)	7,115	2,504	3,906	450	13,975
Amortization expense (5)	11,479	1,736	1,814	1,776	16,805
Net capital expenditures	6,049	3,585	1,809	46	11,489

Nine Months Ended September 28, 2024
Net sales	$1,809,790	$511,610	$539,881	$—	$2,861,281
Income (loss) from operations (3)	429,459	110,333	27,840	(81,352)	486,280
Depreciation expense (4)	21,043	6,811	11,680	1,295	40,829
Amortization expense (5)	37,801	5,451	5,415	5,341	54,008
Net capital expenditures	16,338	7,941	10,828	1,062	36,169

Total assets	$3,703,812	$999,337	$1,963,444	$534,488	$7,201,081

Three Months Ended September 30, 2023
Net sales	$634,009	$166,667	$179,975	$—	$980,651
Income (loss) from operations (3)	158,582	37,472	10,915	(32,528)	174,441
Depreciation expense (4)	6,957	1,924	3,304	403	12,588
Amortization expense (5)	13,959	2,677	2,280	1,777	20,693
Net capital expenditures	7,056	6,672	6,825	777	21,330

Nine Months Ended September 30, 2023
Net sales	$1,893,607	$528,918	$605,504	$—	$3,028,029
Income (loss) from operations (3)	452,113	111,483	51,197	(94,559)	520,234
Depreciation expense (4)	20,134	5,910	10,070	974	37,088
Amortization expense (5)	42,905	6,946	6,768	5,351	61,970
Net capital expenditures	34,805	11,744	20,579	2,517	69,645

Total assets	$3,775,421	$1,030,366	$1,976,071	$140,750	$6,922,608

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
(5)Includes amortization of deferred financing costs and Convertible Notes issuance costs.

Geographic Information
Long-lived assets, not including goodwill and other intangibles (in thousands):

	Sep 28, 2024	Sep 30, 2023
United States and Canada	$473,941	$525,347

Asia	40,953	39,294
Europe and Middle East	225,847	154,794
Latin America	10,958	14,351
Total international	$277,758	$208,439
	$751,699	$733,786
15)    Employee Retirement Plans
The following table summarizes the company's net periodic pension benefit related to the AGA Group pension plans (in thousands):

	Three Months Ended		Nine Months Ended
	Sep 28, 2024	Sep 30, 2023	Sep 28, 2024	Sep 30, 2023
Net Periodic Pension Benefit:
Interest cost	$11,225	$11,606	$32,814	$34,220
Expected return on assets	(15,930)	(14,816)	(46,567)	(43,687)
Amortization of net loss	14	7	40	21
Amortization of prior service cost	686	657	2,005	1,939
	$(4,005)	$(2,546)	$(11,708)	$(7,507)

The pension costs for all other plans of the company were not material during the period. The service cost component is recognized within Selling, general and administrative expenses and the non-operating components of pension benefit are included within Net periodic pension benefit (other than service cost) in the Condensed Consolidated Statements of Comprehensive Income.
16)    Share Repurchases
In November 2017, the company's Board of Directors approved a stock repurchase program authorizing the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. In May 2022 and July 2024, the company's Board of Directors approved the repurchase of an additional 2,500,000 shares of its outstanding common stock under the current program. The company did not purchase shares of its common stock under the program during the three months ended September 28, 2024. As of September 28, 2024, 3,116,364 shares had been purchased under the stock repurchase program and 4,383,636 shares remained authorized for repurchase.

The company also treats shares withheld for tax purposes on behalf of employees in connection with the vesting of restricted share grants as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. During the three and nine months ended September 28, 2024, the company repurchased 1,871 and 118,026 shares of its common stock that were surrendered to the company for withholding taxes related to restricted stock vestings for $0.3 million and $18.3 million.

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

Current Events

Inflation and Interest Rate Environment

The company has been negatively impacted by inflation in wages, logistics, energy, raw materials and component costs. Price increases and pricing strategies have been implemented to mitigate the impact of cost inflation on margins and the company continues to actively monitor costs. High inflation and uncertainty surrounding the Federal Reserve's interest rate policy decisions led to increased interest rates in 2023 and into the first quarter of 2024, which combined with global macroeconomic uncertainty, has and may continue to impact customer demand. The Federal Reserve cut interest rates in the third quarter of 2024, the first in a string of cuts expected into 2025. Interest rates and global macroeconomic uncertainty has and may continue to impact customer demand across our businesses. Even in light of such headwinds, we remain focused on delivering strong financial results and executing on our long-term strategy and profitability objectives.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Nine Months Ended
	Sep 28, 2024		Sep 30, 2023		Sep 28, 2024		Sep 30, 2023
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$600,068	63.6%	$634,009	64.7%	$1,809,790	63.3%	$1,893,607	62.5%
Food Processing	169,523	18.0	166,667	17.0	511,610	17.8	528,918	17.5
Residential Kitchen	173,218	18.4	179,975	18.3	539,881	18.9	605,504	20.0
Total	$942,809	100.0%	$980,651	100.0%	$2,861,281	100.0%	$3,028,029	100.0%

Results of Operations
 The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods:

	Three Months Ended		Nine Months Ended
	Sep 28, 2024	Sep 30, 2023	Sep 28, 2024	Sep 30, 2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.3	61.7	62.2	62.1
Gross profit	37.7	38.3	37.8	37.9
Selling, general and administrative expenses	19.0	20.0	20.4	20.3
Restructuring	0.3	0.5	0.4	0.4
Income from operations	18.4	17.8	17.0	17.2
Interest expense and deferred financing amortization, net	2.3	3.2	2.5	3.0
Net periodic pension benefit (other than service costs)	(0.4)	(0.2)	(0.4)	(0.2)
Other expense (income), net	0.1	0.1	—	0.1
Earnings before income taxes	16.4	14.7	14.9	14.3
Provision for income taxes	4.3	3.6	3.8	3.6
Net earnings	12.1%	11.1%	11.1%	10.7%

Three Months Ended September 28, 2024 as compared to Three Months Ended September 30, 2023
NET SALES. Net sales for the three months period ended September 28, 2024 decreased by $37.9 million or 3.9% to $942.8 million as compared to $980.7 million in the three months period ended September 30, 2023. Net sales increased by $1.6 million, or 0.2%, from the fiscal 2023 acquisition of Trade-Wind and the fiscal 2024 acquisitions of GBT GmbH Bakery and MaxMac. Excluding acquisitions, net sales decreased $39.5 million, or 4.0%, from the prior year period. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the three months period ended September 28, 2024 increased net sales by approximately $1.0 million or 0.1%. Excluding the impact of foreign exchange and acquisitions, sales decreased 4.1% for the three months period ended September 28, 2024 as compared to the prior year period, including a net sales decrease of 5.3% at the Commercial Foodservice Equipment Group, a net sales increase of 0.7% at the Food Processing Equipment Group and a net sales decrease of 4.5% at the Residential Kitchen Equipment Group.
•Net sales of the Commercial Foodservice Equipment Group decreased by $33.9 million, or 5.3%, to $600.1 million in the three months period ended September 28, 2024, as compared to $634.0 million in the prior year period. Excluding the impact of foreign exchange, net sales decreased $33.5 million, or 5.3%, at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales decrease of $39.0 million, or 8.5%, to $419.5 million, as compared to $458.5 million in the prior year period. The decrease in domestic sales is related to slow market conditions. International sales increased $5.1 million, or 2.9%, to $180.6 million, as compared to $175.5 million in the prior year period. Excluding the impact of foreign exchange, net sales increase in international sales was $5.5 million, or 3.1%. The increase in international sales is related to improvements in market conditions, primarily in the European and Latin American markets.
•Net sales of the Food Processing Equipment Group increased by $2.8 million, or 1.7%, to $169.5 million in the three months period ended September 28, 2024, as compared to $166.7 million in the prior year period. Net sales from the acquisitions of GBT GmbH Bakery and MaxMac, acquired February 7, 2024 and April 19, 2024, respectively, accounted for an increase of $1.4 million during the three months period ended September 28, 2024. Excluding the impact of foreign exchange and acquisitions, net sales increased $1.1 million, or 0.7%, at the Food Processing Equipment Group. Domestically, the company realized a sales decrease of $7.7 million, or 6.9%, to $103.4 million, as compared to $111.1 million in the prior year period. Excluding acquisitions, the net decrease in domestic sales was $7.7 million, or 6.9%. International sales increased $10.5 million, or 18.9%, to $66.1 million, as compared to $55.6 million in the prior year period. Excluding the impact of foreign exchange and acquisitions, the net sales increase in international sales was $8.8 million, or 15.8%. The increase in international sales is primarily related to growth in the European markets.
•Net sales of the Residential Kitchen Equipment Group decreased by $6.8 million, or 3.8%, to $173.2 million in the three months period ended September 28, 2024, as compared to $180.0 million in the prior year period. Excluding the impact of the acquisition of Trade-Wind, acquired August 1, 2023, net sales decreased $7.0 million, or 3.9%. Excluding the impact of foreign exchange and acquisition, net sales decreased $8.1 million, or 4.5% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales decrease of $3.6 million, or 3.1%, to $112.9 million, as compared to $116.5 million in the prior year period. Excluding the acquisition, the net decrease in domestic sales was $3.8 million, or 3.3%. International sales decreased $3.2 million, or 5.0%, to $60.3 million, as compared to $63.5 million in the prior year period. Excluding the impact of foreign exchange, the net sales decrease in international sales was $4.3 million, or 6.8%. The decrease in net sales is primarily driven by challenging market conditions domestically and in the European markets.

GROSS PROFIT. Gross profit decreased to $355.4 million in the three months period ended September 28, 2024, as compared to $375.3 million in the prior year period, primarily driven by lower sales volumes. The impact of foreign exchange rates increased gross profit by approximately $0.8 million. The gross margin rate was 37.7% in the three months period ended September 28, 2024, as compared to 38.3% in the prior year period.

•Gross profit at the Commercial Foodservice Equipment Group decreased by $18.5 million, or 7.2%, to $236.8 million in the three months period ended September 28, 2024, as compared to $255.3 million in the prior year period. The impact of foreign exchange rates increased gross profit by approximately $0.1 million. The gross margin rate decreased to 39.5%, as compared to 40.3% in the prior year period related to lower sales volumes. The gross margin rate, excluding the impact of foreign exchange was 39.4%.

•Gross profit at the Food Processing Equipment Group decreased by $0.2 million, or 0.3%, to $66.2 million in the three months period ended September 28, 2024, as compared to $66.4 million in the prior year period. Gross profit from the acquisitions of GBT GmbH Bakery and MaxMac increased gross profit by $0.4 million. The impact of foreign exchange rates increased gross profit by approximately $0.3 million. Excluding the acquisitions, gross profit decreased by $0.6 million. The gross profit margin rate decreased to 39.1%, as compared to 39.8% in the prior year period, primarily related to product mix. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 39.0%.

•Gross profit at the Residential Kitchen Equipment Group decreased by $1.7 million, or 3.1%, to $52.8 million in the three months period ended September 28, 2024, as compared to $54.5 million in the prior year period. The impact of foreign exchange rates increased gross profit by approximately $0.4 million. Excluding the acquisition, gross profit decreased by $1.8 million related to lower sales volume. The gross margin rate increased to 30.5%, as compared to 30.3% in the prior year period. The gross margin rate excluding the acquisition and the impact of foreign exchange was 30.4%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses decreased to $179.5 million in the three months period ended September 28, 2024, as compared to $196.4 million in the three months period ended September 30, 2023. As a percentage of net sales, selling, general, and administrative expenses were 19.0% in the three months period ended September 28, 2024 as compared to 20.0% in the three months period ended September 30, 2023.

Selling, general and administrative expenses reflect increased costs of $0.9 million associated with acquisitions, including less than $0.1 million of intangible amortization expense. Selling, general and administrative expenses decreased $9.1 million related to reduced compensation costs including commissions, $5.4 million related to professional fees, and $3.9 million related to intangible amortization expense. Foreign exchange rates had an unfavorable impact of $0.1 million.

RESTRUCTURING EXPENSES. Restructuring expenses decreased $1.9 million to $2.5 million for the three months period ended September 28, 2024, as compared to $4.4 million for the three months period ended September 30, 2023. Restructuring expenses in the three months period ended September 28, 2024 related primarily to headcount reductions and facility consolidations within all three segments. Restructuring expenses in the three months period ended September 30, 2023 related primarily to headcount reductions and facility consolidations within the Residential Kitchen Equipment Group and Commercial Foodservice Group.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $21.4 million in the three months period ended September 28, 2024, as compared to $31.1 million in the prior year period, primarily reflecting the decrease in net debt levels. Net periodic pension benefit (other than service costs) increased $1.8 million to $3.9 million in the three months period ended September 28, 2024, as compared to $2.1 million in the prior year period related to the slight decrease in discount rate used to calculate the interest cost and increase in expected return on assets as a result of the higher asset value. Other expense was $1.2 million in the three months period ended September 28, 2024, as compared to other expense of $1.1 million in the prior year period and consists mainly of foreign exchange gains and losses.

INCOME TAXES. A tax provision of $40.5 million, at an effective rate of 26.2%, was recorded during the three months period ended September 28, 2024, as compared to $35.7 million at an effective rate of 24.8%, in the prior year period. The effective tax rate for the three months period ended September 28, 2024 is higher than the U.S. statutory tax rate of 21% primarily due to state taxes and foreign tax rate differentials.

Nine Months Ended September 28, 2024 as compared to Nine Months Ended September 30, 2023
NET SALES. Net sales for the nine months period ended September 28, 2024 decreased by $166.7 million, or 5.5%, to $2,861.3 million as compared to $3,028.0 million in the nine months period ended September 30, 2023. Net sales increased by $8.8 million, or 0.3%, from the fiscal 2023 acquisitions of Flavor Burst, Blue Sparq, Filtration Automation, Terry, and Trade-Wind and the fiscal 2024 acquisitions of GBT GmbH Bakery and MaxMac. Excluding acquisitions, net sales decreased $175.5 million, or 5.8%, from the prior year period. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the nine months period ended September 28, 2024 increased net sales by approximately $2.7 million. Excluding the impact of foreign exchange and acquisitions, sales decreased 5.9% for the nine months period ended September 28, 2024 as compared to the prior year period, including a net sales decrease of 4.5% at the Commercial Foodservice Equipment Group, a net sales decrease of 4.3% at the Food Processing Equipment Group and a net sales decrease of 11.7% at the Residential Kitchen Equipment Group.
•Net sales of the Commercial Foodservice Equipment Group decreased by $83.8 million, or 4.4%, to $1,809.8 million in the nine months period ended September 28, 2024, as compared to $1,893.6 million in the prior year period. Net sales from the acquisitions of Flavor Burst, Blue Sparq, and Terry which were acquired on January 24, 2023, April 3, 2023 and July 5, 2023, respectively, accounted for an increase of $1.5 million during the nine months period ended September 28, 2024. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group decreased $85.3 million, or 4.5%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales decreased $84.6 million, or 4.5%, at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales decrease of $97.5 million, or 7.0%, to $1,288.4 million, as compared to $1,385.9 million in the prior year period. This includes an increase of $1.4 million from recent acquisitions. Excluding acquisitions, the net decrease in domestic sales was $98.9 million, or 7.1%, as compared to the prior year period. The decrease in domestic sales is related to slow market conditions. International sales increased $13.7 million, or 2.7%, to $521.4 million, as compared to $507.7 million in the prior year period. This includes an increase of $0.1 million from the recent acquisitions, offset by a decrease of $0.7 million related to the unfavorable impact of foreign exchange rates. Excluding the impact of foreign exchange and acquisitions, the net sales increase in international sales was $14.3 million, or 2.8%. The increase in international revenues is related to improvements in market conditions, primarily in the European and Latin American markets.
•Net sales of the Food Processing Equipment Group decreased by $17.3 million, or 3.3%, to $511.6 million in the nine months period ended September 28, 2024, as compared to $528.9 million in the prior year period. Net sales from the acquisitions of Filtration Automation, GBT GmbH Bakery, and MaxMac acquired June 13, 2023, February 7, 2024, and April 19, 2024, respectively, accounted for an increase of $5.1 million during the nine months period ended September 28, 2024. Excluding the impact of acquisitions, net sales of the Food Processing Equipment Group decreased $22.4 million, or 4.2%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales decreased $22.9 million, or 4.3%, at the Food Processing Equipment Group. Domestically, the company realized a sales decrease of $39.8 million, or 11.2%, to $315.1 million, as compared to $354.9 million in the prior year period. This includes an increase of $2.6 million from recent acquisitions. Excluding acquisitions, the net decrease in domestic sales was $42.4 million, or 11.9%, as compared to the prior year period. The decrease in domestic sales is driven primarily by protein products. International sales increased $22.5 million, or 12.9%, to $196.5 million, as compared to $174.0 million in the prior year period. This includes an increase of $2.5 million from the recent acquisitions and an increase of $0.5 million related to the favorable impact of foreign exchange rates. Excluding the impact of foreign exchange and acquisitions, the net sales increase in international sales was $19.5 million, or 11.2%. The increase in international sales reflects growth driven primarily by bakery and protein products in the European markets.
•Net sales of the Residential Kitchen Equipment Group decreased by $65.6 million, or 10.8%, to $539.9 million in the nine months period ended September 28, 2024, as compared to $605.5 million in the prior year period. Excluding the impact of the acquisition of Trade-Wind, net sales decreased $67.8 million, or 11.2%. Excluding the impact of foreign exchange and acquisition, net sales decreased $70.7 million, or 11.7%, at the Residential Kitchen Equipment Group. Domestically, the company realized a sales decrease of $50.5 million, or 12.8%, to $344.7 million, as compared to $395.2 million in the prior year period. Excluding the acquisition, the net sales of the Residential Kitchen Equipment Group decreased $52.7 million, or 13.3%, as compared to the prior year period. International sales decreased $15.1 million, or 7.2%, to $195.2 million, as compared to $210.3 million in the prior year period. This includes an increase of $2.9 million related to the favorable impact of foreign exchange rates. Excluding the impact of foreign exchange, the net sales decrease in international sales was $18.0 million, or 8.6%. The decrease in net sales was primarily driven by challenging market conditions domestically and in the European markets.

GROSS PROFIT. Gross profit decreased to $1,081.4 million in the nine months period ended September 28, 2024 as compared to $1,147.3 million in the prior year period, primarily driven by lower sales volumes at the Commercial Foodservice Equipment Group and Residential Kitchen Equipment Group. The impact of foreign exchange rates increased gross profit by approximately $1.2 million. The gross margin rate was 37.8% in the nine months period ended September 28, 2024 as compared to 37.9% in the nine months period ended September 30, 2023.

•Gross profit at the Commercial Foodservice Equipment Group decreased by $37.4 million, or 4.9%, to $719.3 million in the nine months period ended September 28, 2024, as compared to $756.7 million in the prior year period. Gross profit from the acquisitions of Flavor Burst, Blue Sparq, and Terry increased gross profit by $0.8 million. Excluding acquisitions, gross profit decreased by $38.2 million related to lower sales volume. The impact of foreign exchange rates decreased gross profit by approximately $0.2 million. The gross margin rate decreased to 39.7%, as compared to 40.0% in the prior year period. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 39.7%.

•Gross profit at the Food Processing Equipment Group increased by $3.0 million, or 1.5%, to $199.8 million in the nine months period ended September 28, 2024, as compared to $196.8 million in the prior year period. Gross profit from the acquisitions of Filtration Automation, GBT GmbH Bakery, and MaxMac increased gross profit by $2.4 million. Excluding acquisitions, gross profit increased by $0.6 million. The impact of foreign exchange rates increased gross profit by approximately $0.4 million. The gross profit margin rate increased to 39.1%, as compared to 37.2% in the prior year period, primarily related to improved product mix. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 38.9%.

•Gross profit at the Residential Kitchen Equipment Group decreased by $33.4 million, or 17.2%, to $161.0 million in the nine months period ended September 28, 2024, as compared to $194.4 million in the prior year period. The impact of foreign exchange rates increased gross profit by approximately $1.0 million. Excluding the acquisition, gross profit decreased by $34.5 million related to lower sales volume. The gross margin rate decreased to 29.8%, as compared to 32.1% in the prior year period. The gross margin rate, excluding the acquisitions and the impact of foreign exchange, was 29.7%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses decreased to $584.1 million in the nine months period ended September 28, 2024, as compared to $615.4 million in the nine months period ended September 30, 2023. As a percentage of net sales, selling, general, and administrative expenses were 20.4% in the nine months period ended September 28, 2024, as compared to 20.3% in the nine months period ended September 30, 2023.

Selling, general and administrative expenses reflect increased costs of $4.4 million associated with acquisitions, including $0.5 million of intangible amortization expense. Selling, general and administrative expenses decreased $14.9 million related to reduced compensation costs including commissions, $9.5 million related to professional fees, $8.5 million related to intangible amortization expense and $4.6 million for contingent consideration, offset by a $1.3 million increase in marketing and advertising costs. Foreign exchange rates had an unfavorable impact of $0.6 million.

RESTRUCTURING EXPENSES. Restructuring expenses decreased $0.7 million to $11.0 million in the nine months period ended September 28, 2024 from $11.7 million in the nine months period ended September 30, 2023. Restructuring expenses in the nine months period ended September 28, 2024 related primarily to headcount reductions and facility consolidations within all three segments. Restructuring expenses in the nine months period ended September 30, 2023 related primarily to headcount reductions and facility consolidations within the Residential Kitchen Equipment Group and Commercial Foodservice Equipment Group.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $72.2 million in the nine months period ended September 28, 2024, as compared to $92.1 million in the prior year period, reflecting the decrease in net debt levels. Net periodic pension benefit (other than service costs) increased $4.3 million to $11.2 million in the nine months period ended September 28, 2024, as compared to $6.9 million in the prior year period related to the decrease in discount rate used to calculate the interest cost and increase in expected return on assets as a result of the higher asset value. Other expense was $1.0 million in the nine months period ended September 28, 2024, as compared to other expense of $2.6 million in the prior year period and consists mainly of foreign exchange gains and losses.

INCOME TAXES. A tax provision of $108.2 million, at an effective rate of 25.5%, was recorded during the nine months period ended September 28, 2024, as compared to $107.9 million at an effective rate of 24.9%, in the prior year period. The effective tax rate for the nine months period ended September 28, 2024 is higher than the U.S. statutory tax rate of 21% primarily due to state taxes and foreign tax rate differentials.

Financial Condition and Liquidity

Total cash and cash equivalents increased by $358.5 million to $606.0 million at September 28, 2024 from $247.5 million at December 30, 2023. Total debt amounted to $2.4 billion at September 28, 2024 and December 30, 2023.

OPERATING ACTIVITIES. Net cash provided by operating activities after changes in assets and liabilities amounted to $447.1 million as compared to $373.1 million in the prior year.
During the nine months period ended September 28, 2024, working capital changes meaningfully impacted operating cash flows primarily driven by a decrease in accounts receivable of $31.4 million due to lower sales levels, decreased inventory levels of $33.1 million. These were offset by a $41.7 million decrease in accrued expenses and other liabilities related to impacts from the timing of payments of various customer and incentive programs.
INVESTING ACTIVITIES. During the nine months period ended September 28, 2024, net cash used for investing activities amounted to $44.0 million. Cash used to fund acquisitions amounted to $7.8 million. Additionally, $36.2 million was expended, primarily for upgrades of production equipment and manufacturing facilities.
FINANCING ACTIVITIES. Net cash flows used for financing activities amounted to $45.8 million during the nine months period ended September 28, 2024. The company’s borrowing activities during 2024 included $21.9 million of net repayments under its Credit Facility. Additionally, during 2024, the company used $18.3 million to repurchase 118,026 shares of Middleby common stock that were surrendered to the company for withholding taxes related to restricted stock vestings.
At September 28, 2024, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations:

Twelve Month Period coinciding with the end of the company's Fiscal Third Quarter	Variable Rate Debt

2025	$44,289
2026	788,146
2027	1,567,261
2028	737
2029 and thereafter	4,877
$2,405,310
The company is exposed to interest rate risk on its floating-rate debt. The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swapped one-month LIBOR for fixed rates. In February 2022, the company entered into an additional floating-to-fixed interest rate swap agreement that uses a daily SOFR in lieu of LIBOR. In April 2023, all outstanding LIBOR swap agreements were amended to one month term SOFR. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of September 28, 2024, the fair value of these instruments was an asset of $25.6 million. The change in fair value of these swap agreements in the first nine months of 2024 was a loss of $12.2 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.
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
Foreign Exchange Derivative Financial Instruments
The company uses derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third-party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted foreign exchange rates would not have a material impact on the company's financial position, results of operations and cash flows. The fair value of the forward and option contracts was a gain of $0.1 million at the end of the third quarter of 2024.

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
As of September 28, 2024, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended September 28, 2024, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the nine months ended September 28, 2024, except as follows:
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
June 30, 2024 to July 27, 2024	—	$—	—	4,383,636
July 28, 2024 to August 24, 2024	—	—	—	4,383,636
August 25, 2024 to September 28, 2024	—	—	—	4,383,636
Quarter ended September 28, 2024	—	$—	—	4,383,636

(1) On November 7, 2017, the company's Board of Directors resolved to terminate the company's existing share repurchase program, effective as of such date, which was originally adopted in 1998, and approved a new stock repurchase program. This program authorizes the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. In May 2022 and July 2024, the company's Board of Directors approved the repurchase of an additional 2,500,000 shares of its outstanding common stock under the current program. As of September 28, 2024, the total number of shares authorized for repurchase under the program is 7,500,000 shares. As of September 28, 2024, 3,116,364 shares had been purchased under the stock repurchase program and 4,383,636 shares remained authorized for repurchase.

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

Item 6. Exhibits

Exhibits:

Exhibit 31.1 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 –	Certification by the Principal Executive Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 32.2 –	Certification by the Principal Financial Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 101 –	Financial statements on Form 10-Q for the quarter ended September 28, 2024, filed on November 7, 2024, formatted in Inline Extensive Business Reporting Language (iXBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

Exhibit 104 –	Cover Page Interactive Data File (formatted as Inline Extensive Business Reporting Language (iXBRL) and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	November 7, 2024	By:	/s/ Bryan E. Mittelman
Bryan E. Mittelman
Chief Financial Officer