Form 10-K
period 2024-12-28
MIDDLEBY Corp
filed 2025-02-26
CIK 769520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Fiscal Year Ended December 28, 2024
 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No.1-9973
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 29, 2024 was approximately 6,514,462,779.
 The number of shares outstanding of the Registrant’s class of common stock, as of February 24, 2025, was 53,624,590 shares.

Documents Incorporated by Reference
Part III of Form 10-K incorporates by reference the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2025 annual meeting of stockholders.

THE MIDDLEBY CORPORATION
DECEMBER 28, 2024
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

The company's annual reports on Form 10-K, including this Annual Report on Form 10-K, as well as the company's quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, on the company's website, www.middleby.com. These reports are available as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

Proposed Separation Transaction
On February 25, 2025, the company announced its intent to separate its Food Processing business through a spin-off of the Food Processing business, under which the stock of Food Processing, as a new independent publicly traded company, will be distributed to Middleby’s shareholders. As of the date hereof, Middleby is targeting completion of the separation by early 2026, subject to certain customary conditions, including, among others, final approval by the company’s Board of Directors and the effectiveness of appropriate filings with the SEC. The spin-off of Food Processing is expected to be tax-free for U.S. federal income tax purposes. There can be no assurance that any separation transaction will ultimately occur or, if one does occur, of its terms or timing.

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

This commercial foodservice equipment is marketed under a portfolio of seventy-five brands, including Anets, APW Wyott, Bakers Pride, Beech Ovens, BKI, Blodgett, Blodgett Combi, Bloomfield, Blue Sparq, Britannia, Carter-Hoffmann, Celfrost, Concordia, CookTek, Crown, CTX, Desmon, Deutsche Beverage, Doyon, Emery Thompson, Eswood, EVO, Firex, Flavor Burst, Follett, Frifri, Globe, Goldstein, Holman, Houno, Hydra Rinse, Icetro, IMC, Imperial, Induc, Jade, JoeTap, Josper, Kloppenberg, L2F, Lang, Lincat, Marco, MagiKitch’n, Market Forge, Marsal, Marvel Scientific, Mercury, Middleby Marshall, Newton CFV, Nieco, Nu-Vu, Perfect Fry, Pitco, Powerhouse Dynamics, QualServ, RAM, Southbend, Ss Brewtech, Star, Starline, Sveba Dahlen, Synesso, Taylor, Terry, Thor, Toastmaster, TurboChef, U-Line Commercial, Ultrafryer, Varimixer, Viking Commercial, Wells, Wild Goose Filling and Wunder-Bar.

The products offered by this group include conveyor ovens, combi-ovens, convection ovens, baking ovens, proofing ovens, deck ovens, high-speed cooking ovens, hydrovection ovens, ranges, fryers, rethermalizers, steam cooking equipment, food warming equipment, catering equipment, heated cabinets, charbroilers, ventless cooking systems, kitchen ventilation, induction cooking equipment, countertop cooking equipment, toasters, griddles, charcoal grills, professional mixers, stainless steel fabrication, custom millwork, professional refrigerators, blast chillers, coldrooms, ice machines, freezers, frozen dessert equipment, soft serve ice cream equipment, coffee and beverage dispensing equipment, home and professional craft brewing equipment, fry dispensers, bottle filling and canning equipment, IoT solutions and controls development and manufacturing.

Food Processing Equipment Group

The Food Processing Equipment Group offers a broad portfolio of processing solutions for customers producing protein products, such as bacon, salami, hot dogs, dinner sausages, poultry and lunchmeats and bakery products, such as cakes, muffins, cookies, crackers, pastries, bread and buns. Through its broad line of products, the company is able to deliver a wide array of food preparation, thermal processing, slicing/packaging, facility automation and equipment sanitation solutions to service a variety of food processing requirements demanded by its customers. The company can offer highly integrated full processing line solutions that provide a food processing operation with a uniquely integrated solution ensuring the highest level of food quality, product consistency, and reduced operating costs resulting from increased product yields, increased capacity, greater throughput and reduced labor costs through automation.

This food processing equipment is marketed under a portfolio of thirty-one brands, including Alkar, Armor Inox, Auto-Bake, Baker Thermal Solutions, Burford, Colussi Ermes, Cozzini, CV-Tek, Danfotech, Drake, Escher, Filtration Automation, GBT GmbH Bakery, Glimek, Gorreri, Hinds-Bock, Inline Filling Systems, JC Ford, Key-Log, Maurer-Atmos, Maxmac, MP Equipment, Pacproinc, Proxaut, RapidVisionPak, Scanico, Spooner Vicars, Stewart Systems, Sveba Dahlen, Thurne, and Vemac.

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

Residential Kitchen Equipment Group

The Residential Kitchen Equipment Group manufactures, sells and distributes premium kitchen equipment for the residential market. These products are sold and marketed under a portfolio of twenty-four brands, including AGA, AGA Cookshop, Brava, Char-Griller, EVO, Kamado Joe, La Cornue, Leisure Sinks, Lynx, Marvel, Masterbuilt, Mercury, Novy, Rangemaster, Rayburn, Sedona, Ss Brewtech, Stanley, Synesso, Trade-Wind, TurboChef, U-Line, Varimixer and Viking. Principal product lines of this group are ranges, cookers, stoves, cooktops, microwaves, ovens, refrigerators, dishwashers, undercounter refrigeration, wine cellars, ice machines, beer dispensers, ventilation equipment, mixers, rotisseries and outdoor cooking equipment.

Acquisition Strategy

The company has pursued a strategy to acquire and assemble a leading portfolio of brands and technologies for each of its three business segments. Over the past two years, the company has completed eleven acquisitions to add to its portfolio of brands and technologies of the Commercial Foodservice Equipment Group, Food Processing Equipment Group, and the Residential Kitchen Equipment Group. These acquisitions have added ten brands to the Middleby portfolio and positioned the company as a leading provider of equipment in each respective industry. These acquisitions were not individually material and were acquired for an aggregate purchase price totaling $224.6 million, net of cash acquired.

Commercial Foodservice Equipment Group
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
•October 2024: The company completed its acquisition of all of the capital stock of Emery Thompson Machine & Supply Co. ("Emery Thompson"), a well-known manufacturer of frozen dessert equipment, located in Brooksville, Florida.

Food Processing Equipment Group
•June 2023: The company completed its acquisition of all of the capital stock of Filtration Automation, Inc. ("Filtration Automation"), a leading manufacturer of industrial cooking oil filtration machines for the protein, snack, and fish industries, located in Mansfield, Texas.
•February 2024: The company completed its acquisition of certain assets of GBT GmbH Bakery Technology ("GBT"), a company experienced in the engineering and manufacturing of high-grade industrial baking and bread lines, located in Lunen, Germany.
•April 2024: The company completed its acquisition of all of the capital stock of Maxmac Comercio, Importacao, Exportacao De Maquinas E Equipmentos LTDA. (“Maxmac”), a manufacturer of food processing equipment, located in Sao Paulo, Brazil.
•November 2024: The company completed its acquisition of all of the capital stock of JC Ford, Inc. (“JC Ford”), a leader in chip and tortilla production systems, located in Columbia, Tennessee.
•November 2024: The company completed its acquisition of all of the capital stock of Gorreri Food Processing Technology (“Gorreri”), a leading manufacturer of equipment for the baked goods industry, located near Parma, Italy.

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

The commercial foodservice equipment industry growth opportunities in the United States are driven by the development of new quick-service and casual-theme restaurant chain concepts, the expansion of foodservice into nontraditional locations such as convenience stores and retail outlets, as well as store equipment modernization driven by efforts to improve efficiencies within foodservice operations. In the international markets, foodservice equipment manufacturers leverage growth opportunities within emerging international economies and as U.S. chains expand into developing regions.

The company believes that the worldwide commercial foodservice equipment market has sales in excess of $35.0 billion. The company believes that continuing growth in demand for foodservice equipment will result from the development of new restaurant concepts in the U.S. and the expansion of U.S. and foreign chains into international markets, the replacement and upgrade of existing equipment and new equipment requirements resulting from menu changes, menu diversity, labor reallocation and consumer food trends.
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

Food Processing Equipment Industry

The company's customers include a diversified base of leading food processors. Customers include several large international food processing companies, which account for a significant portion of the revenues of this business segment, although none of which is greater than 10% of net sales. A large portion of the company's revenues have been generated from producers of protein products such as bacon, salami, hot dogs, dinner sausages, poultry, lunchmeats, sous vide prepared meals and plant based/alternative protein and producers of bakery products, such as cakes, muffins, cookies, crackers, pies, bread and buns; however, the company believes that it can leverage its expertise and product development capabilities in thermal processing to organically grow into new end markets and offers unique, automated full processing line solutions.

Food processing historically was highly fragmented; however, it has quickly become a highly competitive landscape with the emergence of large conglomerates that possess a variety of food brands. The consolidation of food processing plants associated with industry consolidation drives a need for more flexible and efficient equipment that is capable of processing large volumes of consistent quality products in quicker cycle times. In recent years, food processors have had to conform to the demands of “big box” retailers and the restaurant industry, including, most importantly, greater product consistency and exact package weights. Food processors are beginning to realize that their old equipment is no longer capable of efficiently producing adequate uniformity in the large product volumes required, and they are turning to equipment manufacturers that offer better process control for proven product consistency, innovative packaging designs and other solutions. To protect their own brands and reputations, retailers and large restaurant chains are also dictating food safety standards that are often stricter than government regulations.

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

Backlog

Commercial Foodservice Equipment Group

The backlog of orders for the Commercial Foodservice Equipment Group was $272.2 million at December 28, 2024, most all of which is expected to be filled during 2025. The Commercial Foodservice Equipment Group's backlog was $395.2 million at December 30, 2023. The acquired Emery Thompson business accounted for $0.7 million of the backlog. The backlog is not necessarily indicative of the level of business expected for the year.

Food Processing Equipment Group

The backlog of orders for the Food Processing Equipment Group was $250.7 million at December 28, 2024, which is expected to be filled by the end of fiscal 2026. The Food Processing Equipment Group's backlog was $250.4 million at December 30, 2023. The acquired GBT, Maxmac, JC Ford, and Gorreri businesses accounted for $58.4 million of the backlog.

Residential Kitchen Equipment Group

The backlog of orders for the Residential Kitchen Equipment Group was $106.7 million at December 28, 2024, all of which is expected to be filled during 2025. The Residential Kitchen Equipment Group's backlog was $112.1 million at December 30, 2023.

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

Residential Kitchen Equipment Group
The company’s products are marketed through a network of distributors, dealers, designers, select online retailers and home builders to the residential customers. The company markets and sells its products to these channels through a company-employed sales force. The company’s products are distributed through a combination of an independent network of distributors and its wholly owned distribution operations. The company's wholly owned distribution operations include two primary customer support centers and regional logistic warehouse operations, which stock products and service parts for the respective region. To supplement the sales and distribution network, the company has invested in Middleby branded residential showrooms in Chicago, Orange County, California and Dallas.

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

The company believes that it is one of the largest multiple-line manufacturers of commercial kitchen, food processing and residential kitchen equipment in the U.S. and worldwide although some of its competitors are units of operations that are larger than the company and possess greater financial and personnel resources. Among the company's major competitors to the Commercial Foodservice Equipment Group are the Ali Group S.r.l.; Duke Manufacturing; AB Electrolux; Haier Group; Hoshizaki America, Inc.; Hobart Corporation and Vulcan-Hart, subsidiaries of Illinois Tool Works Inc.; Marmon Foodservice Technologies, a Berkshire Hathaway Company; Midea Group; Panasonic Corporation; Rational AG and SMEG S.p.A. Major competitors to the Food Processing Equipment Group include AMF Bakery Systems, Duravant, The GEA Group, JBT Marel Corporation, ProMach and Provisur. The residential kitchen appliance sector is highly competitive and includes a number of large global competitors including, AB Electrolux, GE Appliances, LG Corporation, Panasonic Corporation, Samsung Group, Weber Inc., and Whirlpool Corporation. However, within the premium segment of this kitchen equipment market, there are fewer full line competitors and the company’s competition includes Bertazzoni; Bosch, Gaggenau, and Thermador, subsidiaries of Bosch Siemens; Dacor, subsidiary of Samsung Electronics America; Haier Group; Midea Group; Miele; SMEG S.p.A.; and Sub-Zero and Wolf, subsidiaries of Sub-Zero Group, Inc.

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

The Commercial Foodservice Equipment Group manufactures its products in twenty-five domestic and nineteen international production facilities. The Food Processing Equipment Group manufactures its products in thirteen domestic and fourteen international production facilities. The Residential Kitchen Equipment Group manufactures its products in six domestic and five international production facilities. See Item 2. Properties for a list of the principal domestic and international manufacturing facilities by segment.

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

The company's leading portfolio of trade names of its Commercial Foodservice Equipment Group include Anets, APW Wyott, Bakers Pride, Beech Ovens, BKI, Blodgett, Blodgett Combi, Bloomfield, Blue Sparq, Britannia, Carter-Hoffmann, Celfrost, Concordia, CookTek, Crown, CTX, Desmon, Deutsche Beverage, Doyon, Emery Thompson, Eswood, EVO, Firex, Flavor Burst, Follett, Frifri, Globe, Goldstein, Holman, Houno, Hydra Rinse, Icetro, IMC, Imperial, Induc, Jade, JoeTap, Josper, Kloppenberg, L2F, Lang, Lincat, Marco, MagiKitch’n, Market Forge, Marsal, Marvel Scientific, Mercury, Middleby Marshall, Newton CFV, Nieco, Nu-Vu, Perfect Fry, Pitco, Powerhouse Dynamics, QualServ, RAM, Southbend, Ss Brewtech, Star, Starline, Sveba Dahlen, Synesso, Taylor, Terry, Thor, Toastmaster, TurboChef, U-Line Commercial, Ultrafryer, Varimixer, Viking Commercial, Wells, Wild Goose Filling and Wunder-Bar.

The company’s leading portfolio of trade names of its Food Processing Equipment Group include Alkar, Armor Inox, Auto-Bake, Baker Thermal Solutions, Burford, Colussi Ermes, Cozzini, CV-Tek, Danfotech, Drake, Escher, Filtration Automation, GBT GmbH Bakery, Glimek, Gorreri, Hinds-Bock, Inline Filling Systems, JC Ford, Key-Log, Maurer-Atmos, Maxmac, MP Equipment, Pacproinc, Proxaut, RapidVisionPak, Scanico, Spooner Vicars, Stewart Systems, Sveba Dahlen, Thurne, and Vemac.

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

Human Capital

As of December 28, 2024, 10,616 persons were employed by the company and its subsidiaries among the various groups as described below. Of this amount, 5,828 employees were located in the United States and the remaining employees were located outside of the United States. Unionized employees accounted for approximately 5% of the company’s workforce as of December 28, 2024. Management believes that the relationships between employees and management are good.

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

Commercial Foodservice Equipment Group

As of December 28, 2024, 5,904 persons were employed within the Commercial Foodservice Equipment Group. Of this amount, 2,581 were management, administrative, sales, engineering and supervisory personnel, 2,937 were hourly production non-union workers and 386 were hourly production union members. Included in these totals were 2,491 individuals employed outside of the United States, of which 1,355 were management, sales, administrative and engineering personnel, 1,036 were hourly production non-union workers and 100 were hourly production union workers, who participate in an employee cooperative. At its Windsor, California facility, the company has a union contract with the Sheet Metal Workers International Association that expires on February 26, 2027. At its Elgin, Illinois facility, the company has a union contract with the International Brotherhood of Teamsters that expires on July 31, 2025. At its Easton, Pennsylvania facility, the company has a union contract with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union that expires on June 15, 2027. The company also has a union workforce at its manufacturing facility in the Philippines, under a contract that expires on June 30, 2026. Management believes that the relationships between employees, unions and management are good.

Food Processing Equipment Group

As of December 28, 2024, 2,508 persons were employed within the Food Processing Equipment Group. Of this amount, 1,389 were management, administrative, sales, engineering and supervisory personnel, 1,008 were hourly production non-union workers and 111 were hourly production union members. Included in these totals were 1,298 individuals employed outside of the United States, of which 803 were management, sales, administrative and engineering personnel and 495 were hourly production non-union workers. At its Lodi, Wisconsin facility, the company has a contract with the International Association of Bridge, Structural, Ornamental and Reinforcing Ironworkers that expires on December 31, 2027. At its Algona, Iowa facility, the company has a union contract with the United Food and Commercial Workers that expires on December 31, 2026. Management believes that the relationships between employees, unions and management are good.

Residential Kitchen Equipment Group

As of December 28, 2024, 2,116 persons were employed within the Residential Kitchen Equipment Group. Of this amount, 905 were management, administrative, sales, engineering and supervisory personnel and 1,211 were hourly production workers. Included in these totals were 999 individuals employed outside of the United States, of which 496 were management, sales, administrative and engineering personnel and 503 were hourly non-union production workers. Management believes that the relationships between employees and management are good.

Corporate

As of December 28, 2024, 88 persons were employed at the corporate office.

Employee Advancement

The company believes offering opportunities for career development within the company is integral to building and retaining an outstanding workforce. The company is dedicated to the professional development of all employees. Through a commitment to an engaging culture, the company is able to build a platform that promotes equal opportunities for advancement for everyone.

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

Culture

Fostering a culture that supports employees with a wide range of perspectives and experiences as well as professional growth and advancement is an integral part of the company’s culture. The company has a commitment to build its workforce from a broad range of experiences and talents. The company is well-positioned to attract the best talent from a wide range of communities, which allows better alignment with customers and creative and efficient development of new products for the marketplace. As a global corporation, the company embraces and celebrates differences among our employees and endeavors to cultivate an environment where inclusion is a core value of the organization.

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

The company’s operating results are impacted by the health of the North American, European, Asian and Latin American economies. The company’s business and financial performance, including collection of its accounts receivable, may be materially adversely affected by current and future economic conditions that may cause a decline in business and consumer spending, a reduction in the availability of credit and decreased growth of its existing customers, resulting in customers electing to delay the replacement of aging equipment. Higher energy costs, fluctuating interest rates, weakness in the residential construction, housing and home improvement markets, financial market volatility, inflation, recession, global hostilities and acts of terrorism, tariffs or changes in tariff policies have and may in the future also adversely affect the company’s business and financial performance. Additionally, the company may experience difficulties in scaling its operations due to economic pressures in the U.S. and international markets.
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

The company now has and may continue to have a significant amount of indebtedness. At December 28, 2024, the company had $2.4 billion of borrowings and $4.3 million in letters of credit outstanding. In August 2020, the company issued $747.5 million aggregate principal amount of 1.00% Convertible Senior Notes due 2025 (the "Convertible Notes"), which bear interest semi-annually in arrears and mature on September 1, 2025, unless they are redeemed, repurchased or converted prior to such date in accordance with their terms. Upon conversion, the company can elect to pay or deliver cash, shares of common stock or a combination of cash and shares of common stock, in respect of the remainder, if any, of the company's conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. Under certain circumstances, the holders of the Convertible Notes may require the company to repay all or a portion of the principal and interest outstanding under the Convertible Notes in cash prior to the maturity date, which could have an adverse effect on the company's financial results.

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

The company's profitability has been and may in the future be adversely affected during any periods of unexpected or rapid increases in interest rates. The company maintains a revolving credit facility, which, at December 28, 2024, bore interest at 1.375% above Secured Overnight Financing Rate ("SOFR") plus a spread adjustment of 0.10% per annum. A significant increase in any of the forgoing rates would significantly increase the company's cost of borrowings, reduce the availability and increase the cost of obtaining new debt and refinancing existing indebtedness and/or negatively impact the market price of the company's common stock. For additional detail related to this risk, see Part II, Item 7A, "Quantitative and Qualitative Disclosure About Market Risk."

The company has a significant amount of goodwill and indefinite life intangibles could suffer losses due to asset impairment charges.

The company’s balance sheet includes a significant amount of goodwill and indefinite life intangible assets, which represent approximately 35% and 18%, respectively, of its total assets as of December 28, 2024. The excess of the purchase price over the fair value of assets acquired, including identifiable intangible assets, and liabilities assumed in conjunction with acquisitions is recorded as goodwill. In accordance with Accounting Standards Codification (“ASC”) 350 Intangibles-Goodwill and Other, the company’s long-lived assets (including goodwill and other intangibles) are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of long-lived assets, the company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors. Various uncertainties, including continued adverse conditions in the capital markets or changes in general economic conditions, could impact the future operating performance at one or more of the company’s businesses, which could significantly affect the company’s valuations and could result in additional future impairments. Also, estimates of future cash flows are judgments based on the company’s experience and knowledge of operations. These estimates could be significantly impacted by many factors, including changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends. If the company’s estimates or the underlying assumptions change in the future, the company may be required to record impairment charges that, if incurred, could have a material adverse effect on the company’s reported net earnings.

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

The company uses large amounts of stainless steel, aluminized steel and other commodities in the manufacture of its products. A significant increase in the prices of steel or any other commodity, changes in trade policies, including the imposition of tariffs or other trade restrictions, have in the past and have the potential to in the future to create upward pressure on commodity prices leading to a potentially unfavorable impact on operating results. Unanticipated delays in delivery of raw materials and component inventories by suppliers—including delays due to capacity constraints, labor disputes, attacks on maritime ocean shipments, impaired financial condition of suppliers, natural disasters, extreme weather patterns and climate change, pandemics or other events outside of our control— have and may increase the company's production costs, cause delays in the shipment of products or impair the ability of the company to satisfy customer demand. An interruption in or the cessation of an important supply by any third party and the company’s inability to make alternative arrangements in a timely manner, or at all, could have a material adverse effect on the company’s business, financial condition and operating results.

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

The company has and may in the future experience rapid growth in its business, which could place a strain on the company’s management, operations and financial resources. There also will be additional demands on the company’s sales, marketing and information systems and on the company’s administrative infrastructure as it develops and offers additional products and enters new markets. The company cannot be certain that the company’s operating and financial control systems, administrative infrastructure, outsourced and internal production capacity, facilities and personnel will be adequate to support the company’s future operations or to effectively adapt to future growth. If the company cannot manage the company’s growth effectively, the company’s business may be harmed.

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

We are pursuing a plan separate our Food Processing business through a spin-off into an independent publicly traded company. The proposed spin-off may not be completed on the timeline currently contemplated or at all and may not achieve the intended benefits.

As part of our previously-announced strategic review of our business portfolio as part of the Board’s efforts to maximize shareholder value, we have announced a plan to separate our Food Processing business through a spin-off into an independent publicly traded company, which is currently expected to be completed by early 2026. Unanticipated developments could delay or prevent the proposed spin-off or cause the proposed spin-off to occur on terms or conditions that are less favorable and/or different than expected. Even if the transaction is completed, we may not realize all or any of the anticipated benefits from the spin-off. Expenses incurred to accomplish the proposed spin-off may be significantly higher than what we currently anticipate. Executing the proposed spin-off also requires significant time and attention from management, which could distract them from other tasks in operating our business. Following the proposed spin-off, the combined value of the common stock of the two publicly traded companies may not be equal to or greater than what the value of our common stock would have been had the proposed spin-off not occurred.

The company’s business could suffer in the event of a work stoppage by its unionized labor force.

Because the company has a significant number of workers whose employment is subject to collective bargaining agreements and labor union representation, the company is vulnerable to possible organized work stoppages and similar actions. Unionized employees accounted for approximately 5% of the company’s workforce as of December 28, 2024. The company has union contracts with employees at its facilities in Windsor, California; Algona, Iowa; Elgin, Illinois; Easton, Pennsylvania and Lodi, Wisconsin that extend or extended through February 2027, December 2026, July 2025, June 2027 and December 2027, respectively. The company also has a union workforce at its manufacturing facility in the Philippines under a contract that extends through June 2026. Less than 1% of the company's workforce is covered by collective bargaining agreements that expire within one year. Any future strikes, employee slowdowns or similar actions by one or more unions, in connection with labor contract negotiations or otherwise, could have a material adverse effect on the company’s ability to operate the company’s business.

The company depends significantly on its key personnel.

The company depends significantly on the company’s executive officers and certain other key personnel, who could be difficult to replace. While the company has an employment agreement with a key executive, the company cannot be certain that it will succeed in retaining key personnel or their services under existing agreements. The incapacity, inability or unwillingness of certain personnel to perform their services may have a material adverse effect on the company. There is intense competition for qualified personnel within the company’s industry, and there can be no assurance that the company will be able to continue to attract, motivate and retain personnel with the skills and experience needed to successfully manage the company's business and operations.

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

The company is subject to information technology system failures, network disruptions, cybersecurity attacks and breaches in data security, which may materially adversely affect the company’s operations, financial condition and operating results.

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

The company’s information systems, or those of its third-party service providers, have and may in the future be intent on extracting information, corrupting information or disrupting business processes. Such unauthorized access could materially disrupt the company’s business, increase costs and/or result in the loss of assets. Cybersecurity attacks are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, corruption or destruction of data and other manipulation or improper use of systems or networks. These events could negatively impact the company’s customers and/or reputation and lead to financial losses from remediation actions, loss of business, production downtimes, operational delays or potential liability, penalties, fines or other increases in expense, all of which may have a material adverse effect on the company’s business. In addition, as security threats and cybersecurity and data privacy and protection laws and regulations, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personally identifiable information, continue to evolve and become more sophisticated, we may invest additional resources in the security of our systems. Any such increased investment could materially increase our costs and adversely affect our financial condition or results of operations. Further, as governmental authorities around the world continue to consider legislative and regulatory proposals concerning data protection in addition to those already in place, we are and may continue to be subject to substantial penalties if we fail to comply with data protection laws and regulations.

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

The company maintains a program, run by the company’s Vice President of Global Information Technology and Information Security, overseen by the company’s Chief Financial Officer, that is designed to protect and preserve the confidentiality, integrity and continued availability of all information owned by or in the care of the company. The company has implemented a cybersecurity incident response plan that provides controls and procedures to facilitate timely and accurate reporting of any material cybersecurity incident. The initial impact of each cybersecurity event is evaluated by a designated cybersecurity team using established risk criteria. If a cybersecurity event meets certain of these criteria, it is escalated to an internal cross-functional Cyber Incident Response Team and external incident responders. The company has a cyber incident disclosure committee that evaluates and considers whether public disclosure of an event is required. The plan also contains procedures for escalating cybersecurity incidents to the Board of Directors.

The company’s Vice President of Global Information Technology and Information Security is responsible for leading the assessment and management of cybersecurity risks. The current Vice President of Global Information Technology and Information Security has over 10 years of experience in information security and holds CISSP and GIAC credentials. The Vice President of Global Information Technology and Information Security reports to the Audit Committee and management on cybersecurity threats on a regular basis.

Oversight responsibility for information security matters is shared by the Board (primarily through the Audit Committee) and senior management. The Audit Committee oversees the company’s cybersecurity and information security program and receives periodic updates from senior management on cybersecurity and information security matters. The Vice President of Global Information Technology and Information Security or key members of the executive leadership team update the Audit Committee periodically on the cybersecurity landscape, including the status of ongoing threats and company initiatives.

Item 2.      Properties

The company's principal executive offices are located in Elgin, Illinois. The company operates forty-four manufacturing facilities in the U.S. and thirty-eight manufacturing facilities internationally.

The principal properties of the company used to conduct business operations are listed below:

Location	Principal Function	Square Footage	Owned/Leased	Lease Expiration
Commercial Foodservice:
Fort Smith, AR	Manufacturing, Warehousing and Offices	712,600	Leased	Aug-34
Chandler, AZ	Manufacturing and Offices	14,400	Owned	N/A
Brea, CA	Manufacturing, Warehousing and Offices	86,600	Leased	Sep-26
Corona, CA	Manufacturing and Offices	86,000	Owned	N/A
Vacaville, CA	Manufacturing, Warehousing and Offices	128,800	Leased	Nov-29
Windsor, CA	Manufacturing, Warehousing and Offices	75,000	Leased	Apr-32
Englewood, CO	Manufacturing, Warehousing and Offices	105,000	Owned	N/A
Louisville, CO	Manufacturing, Warehousing and Offices	37,700	Leased	Jul-28
Brooksville, FL	Manufacturing, Warehouses and Offices	18,000	Owned	N/A
Cape Coral, FL	Warehousing and Offices	14,500	Owned	N/A
Norcross, GA	Warehousing and Offices	15,400	Leased	Nov-26
Elgin, IL	Manufacturing, Warehousing and Offices	191,200	Owned	N/A
Mundelein, IL	Manufacturing, Warehousing and Offices	70,000	Owned	N/A
Rockton, IL	Manufacturing, Warehousing and Offices	339,400	Owned	N/A
South Beloit, IL	Warehousing	250,000	Leased	Mar-32
Danville, IN	Manufacturing and Offices	32,500	Owned	N/A
Menominee, MI	Manufacturing, Warehousing and Offices	60,000	Owned	N/A
Charlotte, NC	Manufacturing, Warehousing and Offices	47,000	Leased	Jan-34
Fuquay-Varina, NC	Manufacturing, Warehousing and Offices	183,900	Owned	N/A
Bow, NH	Manufacturing, Warehousing and Offices	100,000	Owned	N/A
Pembroke, NH	Warehousing	171,300	Leased	Dec-26
Dayton, OH	Manufacturing, Warehousing and Offices	37,700	Owned	N/A
Moraine, OH	Warehousing	38,300	Leased	Jun-27
Tualatin, OR	Manufacturing, Warehousing and Offices	29,500	Leased	May-28
Easton, PA	Manufacturing, Warehousing and Offices	246,700	Owned	N/A
Smithville, TN	Manufacturing, Warehousing and Offices	268,000	Owned	N/A
Carrollton, TX	Manufacturing, Warehousing and Offices	132,400	Leased	Aug-32
Essex Junction, VT*	Manufacturing, Warehousing and Offices	372,500	Owned	N/A
Renton, WA	Manufacturing, Warehousing and Offices	72,400	Leased	Sep-28
New South Wales, Australia	Manufacturing, Warehousing and Offices	200,100	Owned	N/A
Toronto, Canada*	Manufacturing, Warehousing and Offices	87,700	Owned	N/A
Ningbo, China	Manufacturing, Warehousing and Offices	64,300	Leased	Oct-25
Qingdao City, China	Manufacturing, Warehousing and Offices	113,500	Leased	Jul-29
Zhuhai City, China	Manufacturing, Warehousing and Offices	134,900	Leased	Dec-25
Brøndby, Denmark	Manufacturing, Warehousing and Offices	50,900	Owned	N/A
Randers, Denmark	Manufacturing, Warehousing and Offices	50,100	Owned	N/A
Viljandi, Estonia	Manufacturing and Offices	47,000	Owned	N/A
Dublin, Ireland	Manufacturing, Warehousing and Offices	6,300	Owned	N/A
Nusco, Italy	Manufacturing, Warehousing and Offices	260,600	Owned	N/A
Sedico, Italy	Manufacturing, Warehousing and Offices	52,500	Owned	N/A
Nogales, Mexico	Manufacturing, Warehousing and Offices	129,000	Owned	N/A
Wiślina, Poland	Manufacturing, Warehousing and Offices	77,500	Owned	N/A
Incheon, South Korea	Manufacturing, Warehousing and Offices	227,400	Owned	N/A
Pineda de Mar, Spain	Manufacturing, Warehousing and Offices	69,200	Owned	N/A
Arenys, Spain	Warehousing and Offices	63,500	Leased	Dec-41
Fristad, Sweden	Manufacturing, Warehousing and Offices	173,800	Owned	N/A

Location	Principal Function	Square Footage	Owned/Leased	Lease Expiration
Laguna, the Philippines	Manufacturing, Warehousing and Offices	115,200	Owned	N/A
Lincoln, the United Kingdom	Manufacturing, Warehousing and Offices	100,000	Owned	N/A
Food Processing:
Palmetto, FL	Manufacturing, Warehousing and Offices	61,300	Leased	Dec-30
Gainesville, GA	Manufacturing, Warehousing and Offices	107,400	Owned	N/A
Algona, IA	Manufacturing, Warehousing and Offices	70,100	Owned	N/A
Elgin, IL	Manufacturing, Warehousing and Offices	75,000	Owned	N/A
Elk Grove, IL	Manufacturing, Warehousing and Offices	101,500	Leased	Nov-29
Clayton, NC	Manufacturing, Warehousing and Offices	95,000	Leased	Oct-29
Maysville, OK	Manufacturing, Warehousing and Offices	100,300	Owned	N/A
Souderton, PA	Manufacturing, Warehousing and Offices	50,000	Owned	N/A
Columbia, TN	Manufacturing, Warehousing and Offices	125,700	Owned	N/A
Mansfield, TX	Manufacturing, Warehousing and Offices	46,200	Owned	N/A
Plano, TX	Manufacturing, Warehousing and Offices	339,100	Leased	Apr-25
Waynesboro, VA	Manufacturing, Warehousing and Offices	24,700	Owned	N/A
Lodi, WI	Manufacturing, Warehousing and Offices	114,600	Owned	N/A
Aalborg, Denmark	Manufacturing, Warehousing and Offices	68,300	Leased	Jan-26
Mauron, France	Manufacturing, Warehousing and Offices	107,200	Owned	N/A
Lunen, Germany	Manufacturing, Warehousing and Offices	22,800	Leased	Feb-29
Reichenau, Germany	Manufacturing, Warehousing and Offices	57,900	Owned	N/A
Bangalore, India	Manufacturing, Warehousing and Offices	141,100	Leased	Jul-30
Casarsa della Delizia, Italy	Manufacturing, Warehousing and Offices	279,200	Owned	N/A
Casarsa della Delizia, Italy	Manufacturing, Warehousing and Offices	67,300	Leased	May-33
Castelnuovo Rangone, Italy**	Manufacturing, Warehousing and Offices	37,900	Leased	Dec-26
Piumazzo, Italy	Manufacturing, Warehousing and Offices	37,200	Leased	May-30
Regio Emillia, Italy	Manufacturing, Warehousing and Offices	59,400	Owned	N/A
Vicenza. Italy	Manufacturing, Warehousing and Offices	53,500	Leased	Sep-32
Norwich, the United Kingdom	Manufacturing, Warehousing and Offices	43,500	Owned	N/A
Residential Kitchen:
Phenix City, AL	Warehousing and Offices	335,000	Leased	Dec-30
Phoenix, AZ	Manufacturing, Warehousing and Offices	65,400	Owned	N/A
Chino, CA	Warehousing and Offices	100,000	Leased	Apr-27
Buford, GA	Warehousing and Offices	178,100	Leased	Jun-28
Greenville, MI	Manufacturing, Warehousing and Offices	225,000	Owned	N/A
Greenwood, MS**	Manufacturing, Warehousing and Offices	658,100	Owned	N/A
York, PA	Warehousing and Offices	204,300	Leased	Jun-30
Brown Deer, WI	Manufacturing, Warehousing and Offices	155,700	Leased	Nov-26
Kuurne, Belgium	Manufacturing, Warehousing and Offices	242,300	Owned	N/A
Saint Ouen L'aumone, France	Manufacturing and Warehousing	30,400	Owned	N/A
Waterford, Ireland	Warehousing and Offices	73,000	Leased	Jul-27
Ketley, the United Kingdom	Manufacturing and Offices	217,300	Owned	N/A
Leamington Spa, the United Kingdom	Manufacturing and Offices	270,200	Owned	N/A
Leamington Spa, the United Kingdom	Manufacturing and Offices	100,300	Leased	Aug-29
Nottingham, the United Kingdom	Warehousing and Offices	153,100	Owned	N/A

 * Contains two separate manufacturing facilities.
** Contains three separate manufacturing facilities.

At various other locations, the company leases small amounts of space for administrative, manufacturing, distribution and sales functions, and in certain instances limited short-term inventory storage. These locations are in Australia, Brazil, Canada, China, Czech Republic, Denmark, Dubai, France, Germany, India, Italy, Mexico, Netherlands, Philippines, Spain, the United Kingdom and various locations in the United States.

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

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market

The company's Common Stock trades on the Nasdaq Global Select Market under the symbol "MIDD".

Stockholders

The company estimates there were approximately 100,425 record holders of the company's common stock as of February 24, 2025.

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

On October 11, 2024, in connection with the company’s purchase of all of the capital stock of Emery Thompson (“Emery Thompson”), the company issued 21,859 unregistered shares of the company’s common stock to Emery Thompson. The shares of company common stock were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act. The company relied on such exemption based in part upon representations made by Emery Thompson, including its status as an accredited investor, as such term is defined in Rule 501 of the Securities Act.

On November 1, 2024, in connection with the company’s purchase of all of the capital stock of JC Ford (“JC Ford”), the company issued 14,577 unregistered shares of the company’s common stock to JC Ford. The shares of company common stock were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act. The company relied on such exemption based in part upon representations made by JC Ford, including its status as an accredited investor, as such term is defined in Rule 501 of the Securities Act.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
September 29, 2024 to October 26, 2024	—	$—	—	4,383,636
October 27, 2024 to November 23, 2024	13,675	136.52	13,675	4,369,961
November 24, 2024 to December 28, 2024	103,851	139.75	103,851	4,266,110
Quarter ended December 28, 2024	117,526	$139.37	117,526	4,266,110

(1) On November 7, 2017, the company's Board of Directors resolved to terminate the company's existing share repurchase program, effective as of such date, which was originally adopted in 1998, and approved a new stock repurchase program. This program authorizes the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. In May 2022 and July 2024, the company's Board of Directors approved the company to repurchase an additional 2,500,000 shares of its outstanding common stock under the current program. As of December 28, 2024, the total number of shares authorized for repurchase under the program is 7,500,000. As of December 28, 2024, 3,233,890 shares had been purchased under the stock repurchase program and 4,266,110 shares remained authorized for repurchase.
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

Item 6.      [Reserved]

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This report contains "forward-looking statements" subject to the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause the company's actual results, performance or outcomes to differ materially from those expressed or implied in the forward-looking statements. The following are some of the important factors that could cause the company's actual results, performance or outcomes to differ materially from those discussed in the forward-looking statements:

•changing market conditions;

•the possibility that the proposed spin-off of the company’s Food Processing business will not be consummated within the anticipated time period or at all and that the company may not realize all or any of the expected benefits of the spin-off;
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

Proposed Separation Transaction
On February 25, 2025, the company announced its intent to separate its Food Processing business through a spin-off of the Food Processing business, under which the stock of Food Processing, as a new independent publicly traded company, will be distributed to Middleby’s shareholders. As of the date hereof, Middleby is targeting completion of the separation by early 2026, subject to certain customary conditions, including, among others, final approval by the company’s Board of Directors and the effectiveness of appropriate filings with the SEC. The spin-off of Food Processing is expected to be tax-free for U.S. federal income tax purposes. There can be no assurance that any separation transaction will ultimately occur or, if one does occur, of its terms or timing.
Current Events

Inflation and Interest Rate Environment

The company has been negatively impacted by inflation in wages, logistics, energy, raw materials and component costs. Price increases and pricing strategies have been implemented to mitigate the impact of cost inflation on margins and the company continues to actively monitor costs. High inflation and uncertainty surrounding the Federal Reserve's interest rate policy decisions let to increased interest rates in 2023 and into the first quarter of 2024, which combined with global macroeconomic uncertainty, has and may continue to impact customer demand. Even in light of such headwinds, we remain focused on delivering strong financial results and executing on our long-term strategy and profitability objectives.

Supply Chain, Labor and Logistics Constraints

The company continues to actively monitor global supply chain, labor and logistics constraints, which have had a negative impact on the company's ability to source parts and complete and ship units. While the company is seeing improvement on certain supply chain and logistics constraints, supply chains for certain key components remain distressed. The decreased availability of resources and inflationary costs resulted in heightened inventory levels for certain components above current demand levels. To combat these pressures, the company has evaluated alternative sourcing, dual sourcing and collaborated across the organization, where appropriate, without materially presenting new risks or increasing current risks around quality and reliability. Our capital resources have been and the company expects they will continue to be sufficient to address these challenges.

NET SALES SUMMARY
(dollars in thousands)

Fiscal Year Ended(1)
	2024		2023		2022
	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:

Commercial Foodservice	$2,419,236	62.4%	$2,521,471	62.5%	$2,394,762	59.4%

Food Processing	$731,003	18.9	$720,618	17.8	$589,969	14.6

Residential Kitchen	$724,923	18.7	$794,516	19.7	$1,048,122	26.0

Total	$3,875,162	100.0%	$4,036,605	100.0%	$4,032,853	100.0%

(1)The company's fiscal year ends on the Saturday nearest to December 31.

Results of Operations

The following table sets forth certain items in the consolidated statements of earnings as a percentage of net sales for the periods presented:

	Fiscal Year Ended(1)
	2024	2023	2022
Net sales	100.0%	100.0%	100.0%
Cost of sales	62.1	62.0	64.1
Gross profit	37.9	38.0	35.9
Selling, general and administrative expenses	19.7	20.0	19.8
Restructuring	0.3	0.4	0.2
Impairments	1.0	1.9	—
Income from operations	16.9	15.7	15.9
Interest expense and deferred financing amortization, net	2.4	3.0	2.2
Net periodic pension benefit (other than service cost & curtailment)	(0.4)	(0.2)	(1.0)
Other expense, net	—	0.1	0.7
Earnings before income taxes	14.9	12.8	14.0
Provision for income taxes	3.8	2.9	3.2
Net earnings	11.1%	9.9%	10.8%

(1)The company's fiscal year ends on the Saturday nearest to December 31.

Fiscal Year Ended December 28, 2024 as Compared to December 30, 2023
NET SALES. Net sales in fiscal 2024 decreased by $161.4 million, or 4.0%, to $3,875.2 million as compared to $4,036.6 million in fiscal 2023. Net sales increased by $29.7 million, or 0.7%, from the fiscal 2023 acquisitions of Flavor Burst, Blue Sparq, Filtration Automation, Terry, and Trade-Wind and the fiscal 2024 acquisitions of GBT, MaxMac, Emery Thompson, JC Ford, and Gorreri. Excluding acquisitions, net sales decreased $191.1 million, or 4.7%, from fiscal 2023. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars in fiscal 2024 increased net sales by approximately $0.5 million. Excluding the impact of foreign exchange and acquisitions, sales decreased 4.7% for the year, including a net sales decrease of 4.1% at the Commercial Foodservice Equipment Group, a net sales decrease of 1.9% at the Food Processing Equipment Group and a net sales decrease of 9.5% at the Residential Kitchen Equipment Group.
•Net sales of the Commercial Foodservice Equipment Group decreased by $102.2 million, or 4.1%, to $2,419.3 million in fiscal 2024, as compared to $2,521.5 million in fiscal 2023. Net sales from the acquisitions of Flavor Burst, Blue Sparq, Terry, and Emery Thompson accounted for an increase of $2.8 million during fiscal 2024. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group decreased $105.0 million, or 4.2%, as compared to fiscal 2023. Excluding the impact of foreign exchange and acquisitions, net sales decreased $102.3 million, or 4.1%, at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales decrease of $118.0 million, or 6.5%, to $1,710.4 million, as compared to $1,828.4 million in fiscal 2023. This includes an increase of $2.7 million from recent acquisitions. Excluding acquisitions, the net decrease in domestic sales was $120.7 million, or 6.6%. The decrease in domestic sales is related to slow market conditions. International sales increased $15.8 million, or 2.3%, to $708.9 million, as compared to $693.1 million in the prior year. This includes an increase of $0.1 million from the recent acquisitions and a decrease of $2.7 million related to the unfavorable impact of exchange rates. Excluding the impact of foreign exchange and acquisitions, the net sales increase in international sales was $18.4 million, or 2.7%. The increase in international revenues is related to improvements in market conditions, primarily in the European and Latin American markets.
•Net sales of the Food Processing Equipment Group increased by $10.4 million, or 1.4%, to $731.0 million in fiscal 2024, as compared to $720.6 million in fiscal 2023. Net sales from the acquisitions of Filtration Automation, GBT, MaxMac, JC Ford, and Gorreri accounted for an increase of $24.7 million during fiscal 2024. Excluding the impact of acquisitions, net sales of the Food Processing Equipment Group decreased $14.3 million, or 2.0%, as compared to fiscal 2023. Excluding the impact of foreign exchange and acquisitions, net sales decreased $13.9 million, or 1.9%, at the Food Processing Equipment Group. Domestically, the company realized a sales decrease of $35.9 million, or 7.5%, to $443.4 million, as compared to $479.3 million in fiscal 2023. This includes an increase of $7.3 million from recent acquisitions. Excluding acquisitions, the net decrease in domestic sales was $43.2 million, or 9.0%. The decrease in domestic sales is driven primarily by lower sales volumes of protein products. International sales increased $46.3 million, or 19.2%, to $287.6 million, as compared to $241.3 million in the prior year. This includes an increase of $17.4 million from the recent acquisitions and a decrease of $0.4 million related to the unfavorable impact of exchange rates. Excluding the impact of foreign exchange and acquisitions, the net sales increase in international sales was $29.3 million, or 12.1%. The increase in international sales reflects growth driven primarily by increased sales volumes of bakery and protein products in the European markets.
•Net sales of the Residential Kitchen Equipment Group decreased by $69.6 million, or 8.8%, to $724.9 million in fiscal 2024, as compared to $794.5 million in fiscal 2023. Excluding the impact of the acquisition of Trade-Wind, net sales decreased $71.8 million, or 9.0%. Excluding the impact of foreign exchange, net sales decreased $75.4 million, or 9.5%, at the Residential Kitchen Equipment Group. Domestically, the company realized a sales decrease of $52.2 million, or 10.2%, to $461.1 million, as compared to $513.3 million in fiscal 2023. Excluding the acquisition, the net decrease in domestic sales was $54.4 million, or 10.6%. International sales decreased $17.4 million, or 6.2%, to $263.8 million, as compared to $281.2 million in the prior year. This includes an increase of $3.6 million related to the favorable impact of exchange rates. Excluding the impact of foreign exchange and the acquisition, the net sales decrease in international sales was $21.0 million, or 7.5%. The decrease in net sales was primarily driven by challenging market conditions domestically and in the European markets.

GROSS PROFIT. Gross profit decreased to $1,470.4 million in fiscal 2024 as compared to $1,534.1 million in fiscal 2023, primarily driven by lower sales volumes at the Commercial Foodservice Equipment Group and Residential Kitchen Equipment Group. The impact of foreign exchange rates increased gross profit by approximately $0.3 million. The gross margin rate was 37.9% in 2024 as compared to 38.0% in 2023.

•Gross profit at the Commercial Foodservice Equipment Group decreased by $52.3 million, or 5.2%, to $958.3 million in fiscal 2024, as compared to $1,010.6 million in fiscal 2023. Gross profit from the acquisitions of Flavor Burst, Blue Sparq, Terry, and Emery Thompson increased gross profit by $1.5 million. Excluding acquisitions, gross profit decreased by $53.8 million related to lower sales volume. The impact of foreign exchange rates decreased gross profit by approximately $0.7 million. The gross margin rate increased to 39.6%, as compared to 40.1% in fiscal 2023. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 39.6%.

•Gross profit at the Food Processing Equipment Group increased by $16.2 million, or 5.9%, to $290.6 million in fiscal 2024, as compared to $274.4 million in fiscal 2023. Gross profit from the acquisitions of Filtration Automation, GBT, MaxMac, JC Ford, and Gorreri increased gross profit by $9.7 million. Excluding acquisitions, gross profit increased by $6.5 million related to improved product mix and acquisition integration benefits. The impact of foreign exchange rates decreased gross profit by approximately $0.1 million. The gross margin rate increased to 39.8%, as compared to 38.1% in fiscal 2023 primarily related to improved product mix. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 39.8%.

•Gross profit at the Residential Kitchen Equipment Group decreased by $31.4 million, or 12.6%, to $218.6 million in fiscal 2024, as compared to $250.0 million in fiscal 2023. Excluding the impact of the acquisition, gross profit decreased by $32.5 million related to lower sales volume. The impact of foreign exchange rates increased gross profit by approximately $1.1 million. The gross margin rate decreased to 30.2%, as compared to 31.5% in fiscal 2023 primarily related to lower sales volume. The gross margin rate, excluding the acquisition and impact of foreign exchange, was 30.1%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses decreased to $762.5 million in fiscal 2024, as compared to $806.9 million in fiscal 2023. As a percentage of net sales, selling, general, and administrative expenses were 19.7% in fiscal 2024, as compared to 20.0% in fiscal 2023.

Selling, general and administrative expenses reflect increased costs of $8.9 million associated with acquisitions, including $1.6 million of intangible amortization expense. Selling, general and administrative expenses decreased $31.2 million related to compensation cost including commissions, $12.3 million related to intangible amortization expense and $10.9 million in professional fees. Foreign exchange rates had a favorable impact of $0.3 million.

RESTRUCTURING EXPENSES. Restructuring expenses increased $0.1 million to $14.2 million in fiscal 2024 from $14.1 million in fiscal 2023. Restructuring expenses in fiscal 2024 related primarily to headcount reductions and facility consolidations within all three segments. Restructuring expenses in fiscal 2023 related primarily to headcount reductions and facility consolidations within the Residential Kitchen Equipment Group and Commercial Foodservice Equipment Group.

IMPAIRMENTS. In fiscal 2024, the company recognized non-cash impairment of $33.4 million primarily associated with several trademarks in the Residential Kitchen Equipment Group, as well as a few in the Commercial Foodservice Group in conjunction with diminution of values as we assessed recent market conditions and future business plans. In addition, the company recorded an impairment charge of approximately $5.2 million associated with the decline in recoverable value of an equity method investment. In fiscal 2023, the company recognized non-cash impairment of $78.1 million primarily associated with several trademarks in the Residential Kitchen Equipment Group in conjunction with diminution of values as we assessed recent market conditions and future business plans. See Note 3(f) to the Consolidated Financial Statements for further information on the annual impairment testing.

INCOME FROM OPERATIONS. Income from operations increased $21.3 million to $656.2 million in fiscal 2024 from $634.9 million in fiscal 2023. Operating income as a percentage of net sales amounted to 16.9% in 2024 as compared to 15.7% in 2023. During fiscal 2024 and fiscal 2023, operating income included the impairment of intangible assets. Excluding the impairments, the decrease in operating income was primarily related to lower sales volume.

Income from operations in 2024 included $194.8 million of non-cash expenses, including $55.6 million of depreciation expense, $64.4 million of intangible amortization related to acquisitions, $38.6 million of impairments and $36.2 million of stock based compensation. This compares to $254.5 million of non-cash expenses in the prior year, including $50.4 million of depreciation expense, $75.0 million of intangible amortization related to acquisitions, $78.1 million of impairments and $51.0 million of stock based compensation costs.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $92.2 million in fiscal 2024, as compared to $120.3 million in fiscal 2023, reflecting the decrease in net debt levels. Net periodic pension benefit (other than service costs) increased $5.8 million to $14.9 million in fiscal 2024, as compared to $9.1 million in fiscal 2023, related to the decrease in discount rate used to calculate the interest cost and increase in expected return on assets as a result of the higher assets value. Other expense was $1.5 million in fiscal 2024, as compared to $4.2 million in fiscal 2023 and consists mainly of foreign exchange gains and losses.
INCOME TAXES. A tax provision of $148.9 million, at an effective rate of 25.8%, was recorded during fiscal 2024, as compared to $118.5 million at an effective rate of 22.8%, in fiscal 2023. The fiscal 2024 provision includes a $3.6 million net tax expense for the finalization of the 2023 tax returns as compared to the fiscal 2023 provision that included a net tax benefit of $7.0 million for the finalization of the 2022 tax returns. The effective tax rates in 2024 and 2023 were higher than the federal tax rate of 21% primarily due to state taxes and foreign tax rate differentials.

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

•Net sales of the Commercial Foodservice Equipment Group increased by $126.7 million, or 5.3%, to $2,521.5 million in fiscal 2023 as compared to $2,394.8 million in fiscal 2022. Net sales from the acquisitions of Kloppenberg, Icetro, Marco, Flavor Burst, Blue Sparq, and Terry accounted for an increase of $57.8 million during fiscal 2023. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $68.9 million, or 2.9%, as compared to the prior year. Excluding the impact of foreign exchange and acquisitions, net sales increased $65.8 million, or 2.7% at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales increase of $77.4 million, or 4.4%, to $1,828.4 million, as compared to $1,751.0 million in the prior year. This includes an increase of $24.9 million from recent acquisitions. Excluding acquisitions, the net increase in domestic sales was $52.5 million, or 3.0%. The increase in domestic sales is related to higher shipments, improved product mix and pricing increases. International sales increased $49.3 million, or 7.7%, to $693.1 million, as compared to $643.8 million in the prior year. This includes the increase of $32.9 million from recent acquisitions and an increase of $3.1 million related to the favorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales increase in international sales was $13.3 million, or 2.1%. The increase in international sales is related to improvements in market conditions, primarily in the Asia and Latin American markets.

•Net sales of the Food Processing Equipment Group increased by $130.6 million, or 22.1%, to $720.6 million in fiscal 2023, as compared to $590.0 million in fiscal 2022. Net sales from the acquisitions of CP Packaging, Colussi Ermes, Escher, and Filtration Automation accounted for an increase of $61.5 million during fiscal 2022. Excluding the impact of acquisitions, net sales of the Food processing Equipment Group increased $69.1 million, or 11.7%, as compared to the prior year. Excluding the impact of foreign exchange and acquisitions, net sales increased $63.4 million, or 10.7% at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $53.1 million, or 12.5%, to $479.3 million, as compared to $426.2 million in the prior year. This includes an increase of $23.7 million from recent acquisitions. Excluding acquisitions, the net increase in domestic sales was $29.4 million, or 6.9%. The increase in domestic sales reflects growth primarily driven by protein products. International sales increased $77.5 million, or 47.3%, to $241.3 million, as compared to $163.8 million in the prior year. This includes the increase of $37.8 million from recent acquisitions and an increase of $5.7 million related to the favorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales increase in international sales was $34.0 million, or 20.8%. The increase in international sales reflects growth primarily driven by bakery products.

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

Selling, general and administrative expenses reflect increased costs of $33.6 million associated with acquisitions, including $5.6 million of non-cash intangible amortization expense. Selling, general and administrative expenses reflect decreases in intangible amortization expense of $16.8 million, compensation costs including commissions of $7.8 million, and professional fees of $5.4 million. These decreases were partially offset by $8.5 million attributed to higher selling and marketing expenses. Foreign exchange rates had an unfavorable impact of $2.2 million.

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

IMPAIRMENTS. In fiscal 2023, the company recognized non-cash impairment of $78.1 million primarily associated with several trademarks in the Residential Kitchen Equipment Group in conjunction with diminution of values as we assessed recent market conditions and future business plans. See Note 3(f) to the Consolidated Financial Statements for further information on the annual impairment testing.

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
Financial Condition and Liquidity

Total cash and cash equivalents increased by $442.0 million to $689.5 million at December 28, 2024 from $247.5 million at December 30, 2023. Total debt amounted to $2.4 billion at December 28, 2024 and December 30, 2023.

OPERATING ACTIVITIES. Net cash provided by operating activities after changes in assets and liabilities amounted to $686.8 million as compared to $628.8 million in the prior year.
During fiscal 2024, working capital changes contributed to operating cash flows primarily driven by decreased inventory levels of $95.4 million, offset by an increase in prepaid expenses and other assets of $45.5 million, including impacts from the timing of payments and status of over-time revenue contracts, and a decrease in accounts payable of $21.9 million.
In connection with the company’s acquisition activities, the company added assets and liabilities from the opening balance sheets of the acquired businesses in its consolidated balance sheets and accordingly these amounts are not reflected in the net changes in working capital.
INVESTING ACTIVITIES. During fiscal 2024, net cash used for investing activities amounted to $158.5 million. Cash used to fund acquisitions amounted to $111.7 million. Additionally, $49.3 million was expended, primarily for upgrades of production equipment and manufacturing facilities. Proceeds from the sale of property, plant and equipment amounted to $2.5 million.
FINANCING ACTIVITIES. Net cash flows used for financing activities amounted to $73.8 million in 2024. The company’s borrowing activities during 2024 included $32.8 million of net repayments under its Credit Facility. Additionally, the company repurchased $34.7 million of Middleby common shares during 2024. This was comprised of $18.3 million to repurchase 118,171 shares of Middleby common stock that were surrendered to the company for withholding taxes related to restricted stock vestings and $16.4 million used to repurchase 117,526 shares of its common stock under a repurchase program.
At December 28, 2024, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.

Material Cash Requirements

The company's material cash requirements from contractual obligations primarily consist of long-term debt obligations, operating lease obligations, tax obligations and contingent purchase price payments to the sellers that were deferred in conjunction with various acquisitions. See Notes 3, 5 and 7 to the Consolidated Financial Statements for further information.

Related Party Transactions

From December 31, 2023, through the date hereof, there were no transactions between the company, its directors and executive officers that are required to be disclosed pursuant to Item 404 of Regulation S-K, promulgated under the Securities and Exchange Act of 1934, as amended.

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

As a result of the financial performance indicators for the Residential Kitchen reporting unit, the company deemed it necessary to complete a quantitative analysis. The fair value of the reporting unit exceeded its carrying value by more than 8%, thus no impairment of goodwill was recognized. The company believes the assumptions utilized within the quantitative analysis are reasonable and consistent with assumptions that would be used by other marketplace participants. Such assumptions are, however, inherently uncertain, and different assumptions could lead to a different assessment for the reporting unit that could result in a material impairment that would adversely affect our results of operations.

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

Based on the qualitative assessment as of September 29, 2024, the company identified several trademarks and trade names with indicators of potential risk for impairment and performed quantitative assessments. In performing the quantitative analysis on these trademark assets, significant assumptions used in our relief-from-royalty model included revenue growth rates, assumed royalty rates and the discount rate, which are discussed further below.

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

The gross value of all trademarks tested was approximately $255.8 million, including the impaired trademarks. As a result of the quantitative testing the company recognized $33.4 million of impairment charges primarily associated with several trademarks within the Residential Kitchen Equipment Group, as well as a few in the Commercial Foodservice Equipment Group. For further details associated with the company's trademarks impairment testing, see Note 3(f) to the Consolidated Financial Statements. The fair values of the other trademarks tested with no impairment per the analyses, and exceeded their carrying values by 10% or more. The company believes the assumptions utilized within the quantitative analyses are reasonable and consistent with assumptions that would be used by other marketplace participants.

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

Interest Rate Risk

The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company's debt obligations:

Variable Rate Debt

2025 (1)	$789,023
2026	1,600,151
2027	828
2028	693
2029 and thereafter	4,372
$2,395,067
 (1) The current year debt payable includes the maturities of the convertible notes.

The company is exposed to interest rate risk on its floating-rate debt. The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. Prior to July 1, 2023, the company amended its Credit Facility and the existing interest rate swap agreements to transition the interest reference rate from one-month LIBOR to one-month Secured Overnight Financing Rate ("SOFR"). There were no other changes to the company's Credit Facility or timing of cash flows. The amendment was entered into because the LIBOR rate historically used was no longer published after June 30, 2023. The company utilized expedients within ASC 848 to conclude that this amendment should be treated as a non-substantial modification of the existing contract, resulting in no impact to the company's consolidated financial statements. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of December 28, 2024, the fair value of these instruments was an asset of $30.0 million. The change in fair value of these swap agreements in the first twelve months of 2024 was a loss of $9.6 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Middleby Corporation

Opinion on Internal Control over Financial Reporting
We have audited The Middleby Corporation’s internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), (the COSO criteria). In our opinion, The Middleby Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of GBT GmbH Bakery, MaxMac, Emery Thompson, JC Ford and Gorreri which are included in the 2024 consolidated financial statements of the Company and constituted 2.5% and 0.0% of total and net assets, respectively, as of December 28, 2024 and 0.6% and (0.1)% of net sales and net earnings, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of GBT GmbH Bakery, MaxMac, Emery Thompson, JC Ford and Gorreri.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2024 and December 30, 2023, the related consolidated statements of earnings, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 28, 2024, and the related notes and financial statement schedule listed in the Index at Item 8 and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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
February 26, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Middleby Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Middleby Corporation (the Company) as of December 28, 2024, and December 30, 2023, the related consolidated statements of earnings, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 28, 2024, and the related notes and financial statement schedule listed in the Index at Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2025, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment
Description of the Matter	At December 28, 2024, the Company had goodwill of $2.5 billion on its consolidated balance sheet. As discussed in Note 3 to the consolidated financial statements, goodwill is assessed for impairment on an annual basis or more frequently if indicators of potential impairment exist. If the fair value of the reporting units (for goodwill) is less than its respective carrying value, an impairment loss is recognized in an amount equal to the difference.

Auditing the Company’s quantitative goodwill impairment assessment is complex because the estimation of fair values involves subjective management assumptions. These assumptions for the goodwill assessment include the net sales growth, EBITDA margin and discount rate. These significant assumptions used in the Company’s valuation model are forward looking and changes in these assumptions can have a material effect on the determination of fair values.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over its impairment assessment for the Residential Kitchen reporting unit, including management’s review of the methods and significant assumptions described above.

Our audit procedures to test the annual impairment assessment for the Residential Kitchen reporting unit included, among others, assessing the assumptions described above, and the underlying data used to support such assumptions. For example, we compared certain assumptions to industry, market and economic trends. Where appropriate, we evaluated whether changes to the Company’s business and other factors would affect the assumption. We also assessed the historical accuracy of management’s estimates and performed sensitivity analyses. We involved our valuation specialists to assist with our evaluation of the methodology and auditing certain significant assumptions included in the fair value estimates.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2012.

Chicago, Illinois
February 26, 2025

THE MIDDLEBY CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 28, 2024 AND DECEMBER 30, 2023
(amounts in thousands, except share data)

ASSETS	Dec 28, 2024	Dec 30, 2023
Current assets:
Cash and cash equivalents	$689,533	$247,496
Accounts receivable, net of reserve for doubtful accounts of $24,597 and $23,464	643,355	644,576
Inventories, net	841,567	935,867
Prepaid expenses and other	131,566	112,690
Prepaid taxes	24,022	25,230
Total current assets	2,330,043	1,965,859
Property, plant and equipment, net of accumulated depreciation of $377,408 and $339,528	525,965	510,898
Goodwill	2,518,222	2,486,310
Other intangibles, net of amortization of $633,842 and $574,079	1,611,037	1,693,076
Long-term deferred tax assets	6,281	7,945
Pension benefits assets	91,207	38,535
Other assets	200,396	204,069
Total assets	$7,283,151	$6,906,692

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$43,949	$44,822
Accounts payable	208,908	227,080
Accrued expenses	576,465	579,192
Total current liabilities	829,322	851,094
Long-term debt	2,351,118	2,380,373
Long-term deferred tax liability	252,062	216,143
Accrued pension benefits	9,573	12,128
Other non-current liabilities	202,645	197,065
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 64,264,828 and 63,942,340 shares issued in 2024 and 2023, respectively	148	148
Paid-in capital	520,177	479,216
Treasury stock, at cost; 10,574,619 and 10,338,922 shares in 2024 and 2023, respectively	(940,691)	(906,031)
Retained earnings	4,328,187	3,899,754
Accumulated other comprehensive loss	(269,390)	(223,198)
Total stockholders' equity	3,638,431	3,249,889
Total liabilities and stockholders' equity	$7,283,151	$6,906,692

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE FISCAL YEARS ENDED DECEMBER 28, 2024, DECEMBER 30, 2023
AND DECEMBER 31, 2022
(amounts in thousands, except per share data)

	2024	2023	2022
Net sales	$3,875,162	$4,036,605	$4,032,853
Cost of sales	2,404,793	2,502,543	2,586,299
Gross profit	1,470,369	1,534,062	1,446,554
Selling, general, and administrative expenses	762,502	806,946	797,234
Restructuring expenses	14,181	14,134	9,716
Impairments	38,637	78,114	—
Gain on sale of plant	(1,139)	—	—
Income from operations	656,188	634,868	639,604
Interest expense and deferred financing amortization, net	92,229	120,348	88,977
Net periodic pension benefit (other than service cost & curtailment)	(14,897)	(9,071)	(42,681)
Other expense, net	1,536	4,213	28,893
Earnings before income taxes	577,320	519,378	564,415
Provision for income taxes	148,887	118,496	127,846
Net earnings	$428,433	$400,882	$436,569

Net earnings per share:
Basic	$7.97	$7.48	$8.07
Diluted	$7.90	$7.41	$7.95

Weighted average number of shares
Basic	53,738	53,577	54,095
Dilutive common stock equivalents	471	509	852
Diluted	54,209	54,086	54,947

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE FISCAL YEARS ENDED DECEMBER 28, 2024, DECEMBER 30, 2023
AND DECEMBER 31, 2022
(amounts in thousands)

	2024	2023	2022

Net earnings	$428,433	$400,882	$436,569

Other comprehensive (loss) income:
Foreign currency translation adjustments	(67,765)	59,855	(107,691)
Pension liability adjustment, net of tax	31,179	11,988	127,995
Unrealized (loss) gain on interest rate swaps, net of tax	(9,606)	(16,569)	61,638
Unrealized loss on certain investments, net of tax	—	—	(1,330)
Other comprehensive (loss) income:	$(46,192)	$55,274	$80,612

Comprehensive income	$382,241	$456,156	$517,181

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED DECEMBER 28, 2024, DECEMBER 30, 2023
AND DECEMBER 31, 2022
(amounts in thousands)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, January 1, 2022	$147	$357,309	$(566,399)	$3,062,303	$(359,084)	$2,494,276
Net earnings	—	—	—	436,569	—	436,569
Currency translation adjustments	—	—	—	—	(107,691)	(107,691)
Change in unrecognized pension benefit costs, net of tax of $37,475	—	—	—	—	127,995	127,995
Unrealized gain on interest rate swap, net of tax of $21,337	—	—	—	—	61,638	61,638
Unrealized loss on certain investments, net of tax of $(443)	—	—	—	—	(1,330)	(1,330)
Stock compensation	—	58,368	—	—	—	58,368
Purchase of treasury stock	—	—	(264,777)	—	—	(264,777)
Purchase of capped calls, net of tax of $(2,354)	—	(7,301)	—	—	—	(7,301)
Balance, December 31, 2022	$147	$408,376	$(831,176)	$3,498,872	$(278,472)	$2,797,747
Net earnings	—	—	—	400,882	—	400,882
Currency translation adjustments	—	—	—	—	59,855	59,855
Change in unrecognized pension benefit costs, net of tax of $5,993	—	—	—	—	11,988	11,988
Unrealized gain on interest rate swap, net of tax of $(5,637)	—	—	—	—	(16,569)	(16,569)
Stock compensation	—	51,047	—	—	—	51,047
Stock issuance	1	19,793	—	—	—	19,794
Purchase of treasury stock	—	—	(74,855)	—	—	(74,855)
Balance, December 30, 2023	$148	$479,216	$(906,031)	$3,899,754	$(223,198)	$3,249,889
Net earnings	—	—	—	428,433	—	428,433
Currency translation adjustments	—	—	—	—	(67,765)	(67,765)
Change in unrecognized pension benefit costs, net of tax of $9,868	—	—	—	—	31,179	31,179
Unrealized gain on interest rate swap, net of tax of $(3,221)	—	—	—	—	(9,606)	(9,606)
Stock compensation	—	36,151	—	—	—	36,151
Stock issuance	—	4,810	—	—	—	4,810
Purchase of treasury stock	—	—	(34,660)	—	—	(34,660)
Balance, December 28, 2024	$148	$520,177	$(940,691)	$4,328,187	$(269,390)	$3,638,431

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED DECEMBER 28, 2024, DECEMBER 30, 2023
AND DECEMBER 31, 2022
(amounts in thousands)

	2024	2023	2022
Cash flows from operating activities—
Net earnings	$428,433	$400,882	$436,569
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	127,174	132,604	138,061
Non-cash share-based compensation	36,151	51,047	58,368
Deferred income taxes	35,877	(2,405)	(6,642)
Net periodic pension benefit (other than service costs)	(14,897)	(9,071)	(42,681)
Gain on sale of plant	(1,139)	—	—
Impairments	38,637	78,114	—
Other non-cash items	645	1,529	(12,127)
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	11,976	(4,624)	(28,392)
Inventories, net	95,407	157,868	(196,313)
Prepaid expenses and other assets	(45,462)	(17,081)	(5,201)
Accounts payable	(21,935)	(49,369)	(47,742)
Accrued expenses and other liabilities	(4,051)	(110,704)	38,652
Net cash provided by operating activities	686,816	628,790	332,552
Cash flows from investing activities—
Net additions to property, plant and equipment	(49,310)	(85,179)	(67,289)
Proceeds from sale of property, plant and equipment	2,507	—	—
Purchase of intangible assets	(80)	(1,805)	(2,233)
Acquisitions, net of cash acquired	(111,652)	(68,758)	(278,797)
Net cash used in investing activities	(158,535)	(155,742)	(348,319)
Cash flows from financing activities—
Proceeds under Credit Facility	—	640,200	1,870,000
Repayments under Credit Facility	(32,813)	(948,496)	(1,555,250)
Premiums paid for capped call	—	—	(9,655)
Net repayments under foreign bank loan	(2,193)	(166)	(24,470)
Payments of deferred purchase price	(3,878)	(7,701)	(7,930)
Repurchase of treasury stock	(34,660)	(74,565)	(264,777)
Other, net	(224)	(211)	(287)
Net cash (used in) provided by financing activities	(73,768)	(390,939)	7,631

Effect of exchange rates on cash and cash equivalents	(12,476)	3,386	(10,225)
Changes in cash and cash equivalents—
Net increase (decrease) in cash and cash equivalents	442,037	85,495	(18,361)
Cash and cash equivalents at beginning of year	247,496	162,001	180,362
Cash and cash equivalents at end of year	$689,533	$247,496	$162,001
Non-cash investing and financing activities:
Stock issuance related to acquisition and purchase of intangible assets	4,810	19,794	—

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 28, 2024, DECEMBER 30, 2023
AND DECEMBER 31, 2022

(1)NATURE OF OPERATIONS

The Middleby Corporation (the "company") is engaged in the design, manufacture and sale of commercial foodservice, food processing equipment and residential kitchen equipment. The company manufactures and assembles this equipment at forty-four U.S. and thirty-eight international manufacturing facilities. The company operates in three business segments: 1) the Commercial Foodservice Equipment Group, 2) the Food Processing Equipment Group and 3) the Residential Kitchen Equipment Group.

The Commercial Foodservice Equipment Group has a broad portfolio of foodservice equipment, which enable it to serve virtually any cooking, warming, refrigeration, freezing and beverage application within a commercial kitchen or foodservice operation. This equipment is used across all types of foodservice operations, including quick-service restaurants, full-service restaurants, convenience stores, retail outlets, hotels and other institutions. The products offered by this group include conveyor ovens, combi-ovens, convection ovens, baking ovens, proofing ovens, deck ovens, high-speed cooking ovens, hydrovection ovens, ranges, fryers, rethermalizers, steam cooking equipment, food warming equipment, catering equipment, heated cabinets, charbroilers, ventless cooking systems, kitchen ventilation, induction cooking equipment, countertop cooking equipment, toasters, griddles, charcoal grills, professional mixers, stainless steel fabrication, custom millwork, professional refrigerators, blast chillers, coldrooms, ice machines, freezers, frozen dessert equipment, soft serve ice cream equipment, coffee and beverage dispensing equipment, home and professional craft brewing equipment, fry dispensers, bottle filling and canning equipment, IoT solutions and controls development and manufacturing.

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

(2) ACQUISITIONS AND PURCHASE ACCOUNTING

The following represents summarized information on the company's acquisitions in 2023 and 2024 that were not individually material.
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
Four purchase agreements include earnout provisions providing for a contingent payment due to the sellers for the achievement of certain targets. Four earnouts are payable to the extent certain sales and EBITDA targets are met with measurement dates ending between 2024 and 2026. One earnout is payable upon the achievement of certain product rollout targets specific to the year of measurement. The contractual obligation associated with the contingent earnout provisions recognized on the acquisition date amounts to $15.0 million.

2024 Acquisitions
During 2024, the company completed various acquisitions that were not individually material. The following estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition date for the 2024 acquisitions and are summarized as follows (in thousands):

	Preliminary Opening Balance Sheet	Preliminary Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$7,868	$—	$7,868
Current assets	41,836	222	42,058
Property, plant and equipment	31,515	(84)	31,431
Goodwill	61,046	(114)	60,932
Other intangibles	32,248	—	32,248
Long-term deferred tax asset	9	—	9
Other assets	266	938	1,204
Current portion of long-term debt	(290)	—	(290)
Current liabilities	(42,304)	(195)	(42,499)
Long-term debt	(369)	—	(369)
Long-term deferred tax liability	(1,132)	—	(1,132)
Other non-current liabilities	(10,763)	(767)	(11,530)

Consideration paid at closing	$119,930	$—	$119,930

Contingent consideration	8,681	—	8,681

Net assets acquired and liabilities assumed	$128,611	$—	$128,611
The net long-term deferred tax liability amounted to $1.1 million. The net deferred tax liability is related to the difference between the book and tax basis of identifiable intangible assets.
The goodwill and $16.7 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $12.2 million allocated to customer relationships, $1.1 million allocated to developed technology, and $2.2 million allocated to backlog, which are being amortized over periods of 5 to 7 years, 7 years, and 3 to 6 months respectively. Goodwill of $46.7 million and other intangibles of $24.0 million are allocated to the Food Processing Equipment Group for segment reporting purposes. Goodwill of $14.2 million and other intangibles of $8.2 million are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. Of these assets, goodwill of $52.6 million and intangibles of $28.0 million are expected to be deductible for tax purposes.
Two purchase agreements include earnout provisions providing for a contingent payment due to the sellers for the achievement of certain targets. Two earnouts are payable to the extent certain sales and EBITDA targets are met with measurement dates ending between 2026 and 2027. The contractual obligation associated with the contingent earnout provisions recognized on the acquisition date amounts to $8.7 million.
The company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the company is waiting for additional information necessary to finalize those fair values for the acquisitions completed during 2024. Certain intangible assets are preliminarily valued using historical information from the Food Processing Equipment Group and Commercial Foodservice Equipment Group and qualitative assessment of the businesses at acquisition date. Specifically, the company estimated the fair values of the intangible assets based on the percentage of purchase price assigned to similar intangible assets in previous acquisitions. Thus, the provisional measurements of fair values set forth above are subject to change. The company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

Pro Forma Financial Information

In accordance with ASC 805 Business Combinations, the following unaudited pro forma results of operations for the twelve months ended December 28, 2024 and December 30, 2023, assumes the 2023 and 2024 acquisitions described above were completed on January 1, 2023 (first day of fiscal year 2023). The following pro forma results include adjustments to reflect amortization of intangibles associated with the acquisitions and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	Twelve Months Ended
	December 28, 2024	December 30, 2023
Net sales	$3,958,724	$4,140,633
Net earnings	435,145	390,254

Net earnings per share:
Basic	$8.10	$7.28
Diluted	$8.03	$7.22
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

The company's fiscal year ends on the Saturday nearest December 31. Fiscal years 2024, 2023, and 2022 ended on December 28, 2024, December 30, 2023 and December 31, 2022, respectively, with each year including 52 weeks.

(b)Cash and Cash Equivalents

The company considers all short-term investments with original maturities of three months or less when acquired to be cash equivalents. The company’s policy is to invest its excess cash in interest-bearing deposits with major banks that are subject to minimal credit and market risk.

(c)Accounts Receivable

Accounts receivable, as shown in the consolidated balance sheets, were net of allowances for doubtful accounts of $24.6 million and $23.5 million at December 28, 2024 and December 30, 2023, respectively. At December 28, 2024, all accounts receivable were expected to be collected within one year.

(d)    Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or net realizable value. Costs for inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at December 28, 2024 and December 30, 2023 are as follows (in thousands):

	2024	2023
Raw materials and parts	$453,273	$495,488
Work-in-process	76,601	80,102
Finished goods	311,693	360,277
	$841,567	$935,867

(e)Property, Plant and Equipment

Property, plant and equipment are carried at cost as follows (in thousands):

	2024	2023
Land	$74,163	$73,060
Building and improvements	372,845	346,527
Furniture and fixtures	69,556	69,438
Machinery and equipment	386,809	361,401
	903,373	850,426
Less accumulated depreciation	(377,408)	(339,528)
	$525,965	$510,898

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

The following is a summary of the estimated useful lives:

Description	Life
Building and improvements	20 to 40 years
Furniture and fixtures	3 to 7 years
Machinery and equipment	3 to 10 years

Depreciation expense amounted to $55.6 million, $50.4 million and $44.2 million in fiscal 2024, 2023 and 2022, respectively.

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

If an indicator of impairment is determined from the qualitative analysis, then the company will perform a quantitative analysis. The fair value of each reporting unit is compared to its carrying value. If the fair value of the reporting unit is less than its carrying value, the resulting difference will be a charge to impairment of goodwill in the Consolidated Statements of Earnings in the period in which the determination is made. Fair value is determined using an income approach using a discounted cash flow model.

The company performed a qualitative assessment as of September 29, 2024 over all three reporting units. As a result of the financial performance for the Residential Kitchen reporting unit, the company completed a quantitative analysis. The primary indicator of impairment was market conditions resulting in lower than expected revenue performance in the current year and forecasted revenues for future periods. The fair value of the reporting unit exceeded its carrying unit by more than 8% and no impairment of goodwill was recognized. The company believes the assumptions utilized within the quantitative analysis are reasonable and consistent with assumptions that would be used by other marketplace participants.

Based on the qualitative assessment for all other reporting units it was determined there was no impairment of goodwill and there are no accumulated impairment losses.

Goodwill is allocated to the business segments as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of December 31, 2022	$1,309,776	$350,303	$751,755	$2,411,834

Goodwill acquired during the year	9,640	17,922	13,586	41,148
Measurement period adjustments to goodwill acquired in prior year	4,825	1,540	—	6,365
Exchange effect	4,815	5,452	16,696	26,963

Balance as of December 30, 2023	$1,329,056	$375,217	$782,037	$2,486,310

Goodwill acquired during the year	14,187	46,745	—	60,932
Measurement period adjustments to goodwill acquired in prior year	271	57	224	552
Exchange effect	(11,683)	(9,604)	(8,285)	(29,572)

Balance as of December 28, 2024	$1,331,831	$412,415	$773,976	$2,518,222

Intangible assets consist of the following (in thousands):

	December 28, 2024			December 30, 2023
	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	6.4	$850,540	$(581,301)	7.0	$845,326	$(529,533)
Backlog	0.3	2,192	(804)	0.0	—	—
Developed technology	7.4	98,921	(51,737)	8.3	98,593	(44,546)
		$951,653	$(633,842)		$943,919	$(574,079)
Indefinite-lived assets:
Trademarks and tradenames		$1,293,226			$1,323,236

The company completed its annual impairment assessment for indefinite-lived intangible assets as of September 29, 2024. We identified indicators of impairment with certain trademarks within each of its reporting units. The primary indicator of impairment was market conditions resulting in lower than expected revenue performance in the current year and forecasted revenues for future periods.

Based on the results of the quantitative assessments, the company recorded impairment charges of $33.4 million associated with several trademarks, of which $28.2 million was associated with the Residential Kitchen Equipment Group and $5.2 million with the Commercial Foodservice Equipment Group. The gross value of all trademarks tested was approximately $255.8 million, including the impaired trademarks. The fair values of the other trademarks tested with no impairment, per the analyses, exceeded their carrying values by 10% or more.

The primary trademark impaired based on the quantitative assessments was within the Residential Kitchen Equipment Group. The fair value of the trademark was estimated to be $83.6 million as compared to the carrying value of $100.4 million and resulted in a $16.8 million indefinite-lived intangible asset impairment charge. The diminution in fair value for the trademark was due to European macroeconomic conditions such as high interest rates, challenging housing market conditions and higher carrying costs of inventory levels in the channel. This led to lower than expected revenue in the current year and corresponding reductions of future revenue due to expectations for recovery in demand. The company estimated the fair value of the trademark using a relief from royalty method under the income approach. In performing the quantitative analyses on this trademark, significant assumptions include revenue growth rates, assumed royalty rates and the discount rate. The company believes the assumptions utilized within the quantitative analysis are reasonable and consistent with assumptions that would be used by other marketplace participants.

For the primary trademark impaired, a 10.0% reduction in revenues would result in an impairment charge of approximately $7.6 million. A 50 basis point reduction of the royalty rates would result in an impairment charge of approximately $5.8 million. A 50 basis point increase in the discount rates would result in an impairment charge of approximately $5.5 million.

The company performed a qualitative assessment as of September 29, 2024 for all other trademarks and trade names and determined it is more likely than not that the fair value of its other indefinite-life intangible assets are greater than the carrying amounts.

The company elected to perform a qualitative assessment on the other indefinite-life intangible assets. We identified indicators of impairment resulting in an impairment charge of approximately $5.2 million associated with the decline in recoverable value of an equity method investment. There were no other events that indicated that the fair value was less than the carrying value that would require a quantitative impairment assessment for other indefinite-life intangible assets.

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

Definite-lived intangible assets are amortized over their estimated useful lives and tested for impairment whenever events or changes in circumstances indicate that the recorded value of an asset is greater than the sum of its expected future undiscounted cash flows.

The aggregate intangible amortization expense was $64.4 million, $75.0 million and $86.3 million in 2024, 2023 and 2022, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

2025	$60,165
2026	55,638
2027	47,122
2028	40,829
2029	35,856
Thereafter	78,201
$317,811

 (g)    Accrued Expenses

Accrued expenses consist of the following at December 28, 2024 and December 30, 2023, respectively (in thousands):

	2024	2023
Contract liabilities	$120,503	$118,681
Accrued payroll and related expenses	107,061	121,514
Accrued warranty	98,306	89,039
Accrued customer rebates	54,558	59,267
Accrued short-term leases	27,938	26,417
Accrued contingent consideration	25,748	17,791
Accrued sales and other tax	20,626	24,568
Accrued agent commission	16,730	16,956
Accrued professional fees	13,973	18,461
Accrued product liability and workers compensation	10,386	11,169
Other accrued expenses	80,636	75,329

	$576,465	$579,192

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

(i)Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of accumulated other comprehensive income (loss) as reported in the consolidated balance sheets (in thousands):

	2024	2023
Unrecognized pension benefit costs, net of tax of $13,866 and $3,998	$(78,534)	$(109,713)
Unrealized gain on interest rate swap, net of tax of $7,978 and $11,198	22,399	32,005
Currency translation adjustments	(213,255)	(145,490)

	$(269,390)	$(223,198)

Changes in accumulated other comprehensive income (loss) (1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Balance as of December 31, 2022	$(205,345)	$(121,701)	$48,574	$(278,472)
Other comprehensive income before reclassification	$59,855	$11,392	$15,652	$86,899
Amounts reclassified from accumulated other comprehensive income	$—	$596	$(32,221)	$(31,625)
Net current-period other comprehensive income	$59,855	$11,988	$(16,569)	$55,274
Balance as of December 30, 2023	$(145,490)	$(109,713)	$32,005	$(223,198)
Other comprehensive income before reclassification	(67,765)	28,585	17,598	(21,582)
Amounts reclassified from accumulated other comprehensive income	—	2,594	(27,204)	(24,610)
Net current-period other comprehensive income	$(67,765)	$31,179	$(9,606)	$(46,192)
Balance as of December 28, 2024	$(213,255)	$(78,534)	$22,399	$(269,390)

(1) As of December 28, 2024, pension and unrealized gain on interest rate swap amounts, net of tax, were $13.9 million and $8.0 million, respectively. During the twelve months ended December 28, 2024, the adjustments to pension and unrealized gain on interest rate swap amounts, net of tax, were $9.9 million and $(3.2) million, respectively

(j)    Fair Value Measures

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

The company’s financial assets and liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of December 28, 2024
Financial Assets:
Interest rate swaps	$—	$29,952	$—	$29,952

Financial Liabilities:
Contingent consideration	$—	$—	$53,228	$53,228
Foreign exchange derivative contracts	$—	$1,400	$—	$1,400

As of December 30, 2023
Financial Assets:
Interest rate swaps	$—	$42,779	$—	$42,779
Foreign exchange derivative contracts	$—	$29	$—	$29

Financial Liabilities:
Contingent consideration	$—	$—	$51,538	$51,538

The contingent consideration, as of December 28, 2024 and December 30, 2023, relates to the earnout provisions recorded in conjunction with various purchase agreements.

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

The following table represents changes in the fair value of the contingent consideration liabilities for the fiscal years 2024 and 2023:

	December 28, 2024	December 30, 2023
Beginning balance	$51,538	$47,242
Payments of contingent consideration	(4,141)	(6,871)
New contingent consideration	8,681	15,534
Changes in fair value	(2,850)	(4,367)
Ending balance	$53,228	$51,538

(k)Foreign Currency

The income statements of the company’s foreign operations are translated at the monthly average rates. Assets and liabilities of the company’s foreign operations are translated at exchange rates at the balance sheet date. These translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of stockholders’ equity. Exchange gains and losses on foreign currency transactions are included in determining net income for the period in which they occur. These transactions amounted to a loss of $1.3 million, $8.7 million and $28.1 million in 2024, 2023 and 2022, respectively, and are included in other expense on the statements of earnings.

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

A rollforward of the warranty reserve for the fiscal years 2024 and 2023 is as follows (in thousands):

	2024	2023
Beginning balance	$89,039	$82,096
Warranty reserve related to acquisitions	420	595
Warranty expense	100,236	89,122
Warranty claims paid	(91,389)	(82,774)
Ending balance	$98,306	$89,039

(n)Research and Development Costs

Research and development costs, included in cost of sales in the consolidated statements of earnings, are charged to expense when incurred. These costs were $57.7 million, $53.1 million and $48.9 million in fiscal 2024, 2023 and 2022, respectively.

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

The company’s potentially dilutive securities amounted to 471,000, 509,000 and 852,000 for fiscal 2024, 2023 and 2022, respectively. The company's potentially dilutive securities consist of shares issuable on vesting of restricted stock units computed using the treasury method and amounted to approximately 53,000, 67,000 and 73,000 for fiscal 2024, 2023 and 2022, respectively. During fiscal 2024, 2023 and 2022, the average market price of the company's common stock exceeded the exercise price of the Convertible Notes (as defined below) resulting in approximately 418,000, 442,000 and 779,000 diluted common stock equivalents to be included in the diluted net earnings per share, respectively. There have been no material conversions to date. See Note 5, Financing Arrangements, in these Notes to the Consolidated Financial Statements for further details on the Convertible Notes. There were no anti-dilutive equity awards excluded from common stock equivalents for 2024, 2023 and 2022.

(q)Consolidated Statements of Cash Flows

Cash paid for interest was $97.7 million, $119.2 million and $77.2 million in fiscal 2024, 2023 and 2022, respectively. Cash payments totaling $116.9 million, $139.7 million and $114.0 million were made for income taxes during fiscal 2024, 2023 and 2022, respectively.

(r)New Accounting Pronouncements
Accounting Pronouncements - Recently Adopted
In March 2023, the FASB issued Accounting Standards Update ASU 2023-01, Leases (Topic 842): Common Control Arrangements. This ASU clarified the accounting for leasehold improvements for leases under common control. The guidance is effective for the company beginning on January 1, 2024. The company adopted this standard in the first quarter of 2024 and it did not have a material impact on its Consolidated Financial Statements and disclosures.
In November 2023, the FASB issued Accounting Standards Update ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The company adopted this standard effective January 1, 2024 using a retrospective method. For further information, refer to the Segments section in Note 10, "Segment Information."
Accounting Pronouncements - To be adopted
In December 2023, the FASB issued Accounting Standard Update ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required in an entity’s income tax rate reconciliation table. This ASU requires consistent categories and greater disaggregation of information presented in the effective tax rate reconciliation and requires disclosure of income taxes paid both domestic and foreign jurisdictions. The guidance is effective for the company beginning on January 1, 2025 and is required to be applied prospectively, with retrospective application to prior periods allowed. Early adoption is permitted. The company is currently evaluating the impact the adoption of this guidance will have on its Consolidated Financial Statements and disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses, which requires disclosure of disaggregated information about specific categories underlying certain income statement expense line items in the footnotes to the financial statements for both annual and interim periods. This ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The company is currently evaluating the impact of the adoption of this standard.

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

Disaggregation of Revenue
We disaggregate our net sales by reportable operating segment and geographical location as we believe it best depicts how the nature, timing and uncertainty of our net sales and cash flows are affected by economic factors. The following table summarizes our net sales by reportable operating segment and geographical location (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Twelve Months Ended December 28, 2024
United States and Canada	$1,710,361	$443,404	$461,107	$2,614,872
Asia	215,258	28,985	18,462	262,705
Europe and Middle East	396,837	194,102	235,974	826,913
Latin America	96,780	64,512	9,380	170,672
Total	$2,419,236	$731,003	$724,923	$3,875,162

Twelve Months Ended December 30, 2023
United States and Canada	$1,828,416	$479,312	$513,333	$2,821,061
Asia	233,039	40,208	12,611	285,858
Europe and Middle East	369,823	145,293	258,201	773,317
Latin America	90,193	55,805	10,371	156,369
Total	$2,521,471	$720,618	$794,516	$4,036,605

Twelve Months Ended December 31, 2022
United States and Canada	$1,750,986	$426,124	$701,909	$2,879,019
Asia	212,182	20,306	32,121	264,609
Europe and Middle East	364,120	100,239	303,840	768,199
Latin America	67,474	43,300	10,252	121,026
Total	$2,394,762	$589,969	$1,048,122	$4,032,853

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

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

	December 28, 2024	December 30, 2023
Contract assets	$68,025	$47,072
Contract liabilities	$120,503	$118,681
Non-current contract liabilities	$19,930	$15,721

During the twelve months period ended December 28, 2024, the company reclassified $43.3 million to accounts receivable which was included in the contract asset balance at the beginning of the period. During the twelve months period ended December 28, 2024, the company recognized revenue of $89.9 million which was included in the contract liability balance at the beginning of the period. Additions to contract liabilities representing amounts billed to clients in excess of revenue recognized to date were $72.5 million during the twelve months period ended December 28, 2024. Additions to contract liabilities include $27.3 million related to companies acquired during the twelve months period ended December 28, 2024. Substantially all of the company's outstanding performance obligations will be satisfied within 12 to 36 months. There were no contract asset impairments during twelve months period ended December 28, 2024.

(5)     FINANCING ARRANGEMENTS

	2024	2023
	(in thousands)
Senior secured revolving credit line	$—	$—
Term loan facility	928,542	945,913
Delayed draw term loan facility	712,500	726,563
Convertible senior notes	745,074	741,501
Foreign loans	8,489	10,531
Other debt arrangement	462	687
Total debt	2,395,067	2,425,195
Less: Current maturities of long-term debt	43,949	44,822
Long-term debt	$2,351,118	$2,380,373
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
As of December 28, 2024, the company had $1.6 billion of borrowings outstanding under its credit facility (the "Credit Facility"), including $931.3 million outstanding under the term loan ($928.5 million, net of unamortized issuance fees) and $712.5 million outstanding under the delayed draw term loan. The company also had $4.3 million in outstanding letters of credit as of December 28, 2024, which reduces the borrowing availability under the Credit Facility. Remaining borrowing capacity under this facility was $2.7 billion at December 28, 2024.

At December 28, 2024, borrowings under the Credit Facility accrued interest at a rate of 1.375% above the daily simple or term Secured Overnight Financing Rate (“SOFR”) per annum or 0.375% above the highest of the prime rate, the federal funds rate plus 0.50% and one month Term SOFR plus 1.00%. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. As of December 28, 2024, borrowings under the Credit Facility accrued interest at a minimum of 1.375% above SOFR and the variable unused commitment fee will be at a minimum of 0.20%. Borrowings under the Credit Facility accrue interest at a minimum of 1.375% above the daily simple SOFR or term SOFR for the applicable interest period (each of which includes a spread adjustment of 0.10%). The average interest rate per annum, inclusive of hedging instruments, on the debt under the Credit Facility was equal to 4.75% at the end of the period and the variable commitment fee was equal to 0.20% per annum as of December 28, 2024.
The term loan and delayed draw term loan facilities had an average interest rate per annum, inclusive of hedging instruments, of 4.75% as of December 28, 2024.
In addition, the company has international credit facilities to fund working capital needs outside the United States. At December 28, 2024, these foreign credit facilities amounted to $8.5 million in U.S. Dollars with a weighted average per annum interest rate of approximately 2.42%.
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

	Dec 28, 2024		Dec 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt excluding convertible senior notes	$1,649,994	$1,652,702	$1,683,694	$1,687,781
The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At December 28, 2024, the company had outstanding floating-to-fixed interest rate swaps totaling $225.0 million notional amount carrying an average interest rate of 2.59% maturing in less than 12 months and $470.0 million notional amount carrying an average interest rate of 1.22% that mature in more than 12 months but less than 38 months.
The terms of the Credit Facility, as amended, limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and requires, among other things, the company to satisfy certain financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Credit Facility) of 3.00 to 1.00 , (ii) a maximum Secured Leverage Ratio (as defined in the Credit Facility) of Funded Debt less Unrestricted Cash to Pro Forma EBITDA (each as defined in the Credit Facility) of 3.75 to 1.00, which may be adjusted to 4.25 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Credit Facility. The Credit Facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material foreign and domestic subsidiaries. The Credit Facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. At December 28, 2024, the company was in compliance with all covenants pursuant to its borrowing agreements.

Convertible Notes
The following table summarizes the outstanding principal amount and carrying value of the Convertible Notes:

	December 28, 2024	December 30, 2023
	(in thousands)
Principal amounts:
Principal	$747,499	$747,499
Unamortized issuance costs	(2,425)	(5,998)
Net carrying amount	$745,074	$741,501
The following table summarizes total interest expense recognized related to the Convertible Notes:

	Twelve Months Ended
	Dec 28, 2024	Dec 30, 2023	Dec 31, 2022
Contractual interest expense	$7,433	$7,454	$7,475
Interest cost related to amortization of debt issuance costs	3,573	3,583	3,587
Total interest expense	$11,006	$11,037	$11,062
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
The estimated fair value of the Convertible Notes was $844.7 million as of December 28, 2024 and was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 3 (j), Fair Value Measurements, in these Notes to the Consolidated Financial Statements included in this Part II, Item 8 of this Annual Report on Form 10-K. The if-converted value of the Convertible Notes exceeded their respective principal value by $46.2 million as of December 28, 2024.

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

The Convertible Notes were issued pursuant to the Indenture and bear interest semi-annually in arrears at a rate of 1.00% per annum on March 1 and September 1 of each year. The Convertible Notes are convertible based upon an initial conversion rate of 7.7746 shares of the company's common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $128.62 per share of the company's common stock. The conversion rate will be subject to adjustment upon occurrence of certain specified events in accordance with the Indenture but will not be adjusted for accrued and unpaid interest. Additionally, in the event of a Fundamental Change (as defined in the Indenture), holders of the Convertible Notes may require the company to repurchase all or a portion of their Convertible Notes at a price equal to 100.0% of the principal amount of Convertible Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. Upon conversion, the company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the company's election, in respect of the remainder, if any, of the company's conversion obligation in excess of the aggregate principal amount of the notes being converted. At December 28, 2024, none of these conditions existed.
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

The company may settle the conversions of the Convertible Notes in cash, shares of the company's common stock or any combination thereof at its election. The number of shares of the company's common stock issuable at the conversion price of $128.62 per share is expected to be 5.8 million shares. However, the Capped Call Transactions are expected generally to reduce the potential dilution of the company's common stock upon any conversion of Convertible Notes and/or offset the cash payments the company is required to make in excess of the principal amount of the Notes. Under the 2020 Capped Call Transactions, the number of shares of common stock issuable at the conversion price of $207.93 is expected to be 3.6 million shares. Under the 2021 Capped Call Transactions, the number of shares of common stock issuable at the conversion prices of $216.50 and $225.00 is expected to be 3.5 million shares and 3.3 million shares, respectively. Under the 2022 Capped Call Transactions, the number of shares of common stock issuable at the conversion price of $229.00 is expected to be 3.3 million shares. As of December 28, 2024, one Convertible Note has been converted to date.

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
The aggregate amount of debt payable during each of the next five years is as follows (in thousands):

2025 (1)	$789,023
2026	1,600,151
2027	828
2028	693
2029 and thereafter	4,372

$2,395,067
(1) The current year debt payable includes the maturities of the convertible notes.

(6)    COMMON AND PREFERRED STOCK

(a)    Shares Authorized

At December 28, 2024 and December 30, 2023, the company had 95,000,000 authorized shares of common stock and 2,000,000 authorized shares of non-voting preferred stock.

(b)    Treasury Stock

In November 2017, the company's Board of Directors approved a stock repurchase program authorizing the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. In May 2022 and July 2024, the company's Board of Directors approved the company to repurchase an additional 2,500,000 shares of its outstanding common stock under the current program. During 2023, the company repurchased 397,738 shares of its common stock under the program for $55.6 million, including applicable commissions, which represented an average price of $139.68. During 2024, the company repurchased 117,526 shares of its common stock under the program for $16.4 million, including applicable commissions, which represented an average price of $139.39. As of December 28, 2024, 3,233,890 shares had been purchased under the 2017 stock repurchase program and 4,266,110 remain authorized for repurchase.

The company also treats shares withheld for tax purposes on behalf of employees in connection with the vesting of restricted share grants as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. During 2023, the company repurchased 126,704 shares of its common stock that were surrendered to the company for withholding taxes related to restricted stock vestings for $19.8 million. During 2024, the company repurchased 118,171 shares of its common stock that were surrendered to the company for withholding taxes related to restricted stock vestings for $18.3 million.

(c)    Share-Based Awards

The company maintains an incentive plan under which the company's Board of Directors grants share-based awards to key employees. On May 10, 2021, the 2021 Stock Incentive Plan (the "2021 Plan") was approved, which included a maximum amount of 1,350,000 shares allowed to be awarded plus the shares remaining for future grants under the 2011 Stock Incentive Plan (the "2011 Plan") as of the approval date and any shares outstanding that are subsequently forfeited or expired. Thus, no further shares are available to grant under the 2011 Plan and the maximum amount of shares available for future grants under the 2021 Plan as of December 28, 2024 is 372,167.

Non-cash share-based compensation of $36.2 million, $51.0 million and $58.4 million was recognized for fiscal 2024, 2023 and 2022, respectively, associated with restricted share grants and restricted stock units. The company recorded a related tax benefit of $0.1 million, $0.8 million and $1.3 million in fiscal 2024, 2023 and 2022, respectively.

Restricted share grants:

The company has issued restricted share grant awards, which are generally time and performance based and were not subject to market conditions. The fair value of restricted share grants represents the closing share price of the company's stock as of the date of the grant and is recognized over the vesting period of the awards. The weighted average grant date fair value was $136.13 and $188.31 per share for restricted share grants in fiscal 2023 and 2022 respectively, which represents the closing share price of the company’s stock as of the date of grant. The approximate fair value of restricted shares vested were $0.3 million, $0.6 million, $29.1 million for fiscal 2024, 2023 and 2022, respectively.

A summary of the company’s nonvested restricted share grant activity and their corresponding fair value on the date of grant for fiscal year ended December 28, 2024 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 30, 2023	2,080	136.13

Granted	—	—
Vested	(2,080)	150.73
Forfeited	—	—

Nonvested shares at December 28, 2024	—	—

As of December 28, 2024, all compensation cost related to nonvested restricted share grant compensation arrangements were recognized and there are no additional nonvested shares.

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

Time vesting units vest equally over two or three years and performance units vest based on achievement of certain company performance criteria over the two or three year period, as set forth in the grant agreement ranging from 0 to 200% of the target shares granted. The weighted average grant date fair value was $132.38, $147.13 and $150.07 per share for restricted stock units in fiscal 2024, 2023 and 2022, respectively. The approximate fair value of restricted stock units vested were $30.6 million for fiscal 2024.

A summary of the company’s nonvested restricted stock unit activity at target shares and their corresponding fair value on the date of grant for fiscal year ended December 28, 2024 is as follows:

	Units	Weighted Average Grant-Date Fair Value
Nonvested shares at December 30, 2023	651,731	160.15

Granted	255,686	132.38
Vested	(196,425)	161.68
Forfeited	(13,314)	146.37

Nonvested shares at December 28, 2024	697,678	149.80

As of December 28, 2024, there was $48.0 million of total unrecognized compensation cost related to nonvested restricted stock unit compensation arrangements, if all performance conditions are achieved as estimated. The remaining weighted average life is 2.03 years.

(7)     INCOME TAXES

Earnings before taxes is summarized as follows (in thousands):

	2024	2023	2022
Domestic	$415,156	$346,815	$383,813
Foreign	162,164	172,563	180,602
Total	$577,320	$519,378	$564,415

The provision for income taxes is summarized as follows (in thousands):

	2024	2023	2022
Federal	$88,770	$67,023	$62,416
State and local	16,510	15,934	23,892
Foreign	43,607	35,539	41,538
Total	$148,887	$118,496	$127,846

Current	$113,010	$120,901	$134,488
Deferred	35,877	(2,405)	(6,642)
Total	$148,887	$118,496	$127,846

The reconciliation of the differences between income taxes computed at the federal statutory rate to the effective rate were as follows:

	2024	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%	21.0%

State taxes, net of federal benefit	3.1	3.1	3.3
Permanent differences	0.6	0.6	0.9
Foreign income tax rate at rates other than U.S. statutory	1.4	0.2	0.2
Deferred tax changes	—	—	—
Change in valuation allowances	0.2	—	—
Tax on unremitted earnings	0.7	0.4	0.3
Federal Refund	—	—	—
Internal restructuring	—	—	(2.3)
Other	(1.2)	(2.5)	(0.7)
Consolidated effective tax	25.8%	22.8%	22.7%
(1) Net of changes in related tax attributes.

A tax provision of $148.9 million, at an effective rate of 25.8%, was recorded for fiscal 2024 as compared to $118.5 million at an effective rate of 22.8%, in fiscal 2023. The fiscal 2024 tax provision includes a $3.6 million tax expense for the finalization of the 2023 tax returns as compared to the fiscal 2023 provision that included a net tax benefit of $7.0 million for the finalization of the 2022 tax returns. The effective rates in 2024 and 2023 were higher than the federal tax rate of 21.0% primarily due to state taxes and foreign tax rate differentials.

At December 28, 2024 and December 30, 2023, the company had recorded the following deferred tax assets and liabilities (in thousands):

	2024	2023
Deferred tax assets:
Compensation related	$20,550	$29,135
Pension and post-retirement benefits	489	1,435
Inventory reserves	29,392	27,311
Accrued liabilities and reserves	23,185	22,017
Warranty reserves	21,293	20,956
Operating lease liability	22,423	22,096
Basis difference on affiliates	7,443	12,099
Capitalized R&D costs	45,855	39,585
Convertible debt	6,502	15,860
Net operating loss carryforwards	11,957	12,989
Other	26,180	22,871
Gross deferred tax assets	$215,269	$226,354
Valuation allowance	(14,054)	(15,749)
Deferred tax assets	$201,215	$210,605

Deferred tax liabilities:
Intangible assets	$(318,699)	$(310,847)
Depreciable assets	(43,746)	(40,036)
Interest rate swaps	(7,587)	(10,927)
Operating lease right-of-use assets	(21,754)	(21,139)
Pension and post-retirement benefits	(22,886)	(9,719)
Other	(32,324)	(26,135)

Deferred tax liabilities	$(446,996)	$(418,803)

Net deferred tax assets (liabilities)	$(245,781)	$(208,198)

Long-term deferred asset	6,281	7,945
Long-term deferred liability	(252,062)	(216,143)
Net deferred tax assets (liabilities)	$(245,781)	$(208,198)

The company has recorded tax reserves on undistributed foreign earnings not permanently reinvested of $15.0 million and $12.0 million at December 28, 2024 and December 30, 2023, respectively. No further provisions were made for income taxes that may result from future remittances of undistributed earnings of foreign subsidiaries that are determined to be permanently reinvested, which were $815.0 million on December 28, 2024. Determination of the total amount of unrecognized deferred income taxes on undistributed earnings net of foreign subsidiaries is not practicable.

The company has a deferred tax asset on net operating loss carryforwards totaling $12.0 million as of December 28, 2024. These net operating losses are available to reduce future taxable earnings of certain domestic and foreign subsidiaries. United States federal loss carryforwards total $8.5 million of which $2.7 million will expire through 2036 and $5.8 million have no expiration date. State loss carryforwards total $10.0 million and expire through 2039 and international loss carryforwards total $45.0 million that can be carried forward indefinitely. Of these carryforwards, $34.7 million are subject to full valuation allowance.

As of December 28, 2024, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $29.6 million (of which $29.6 million would impact the effective tax rate if recognized) plus approximately $10.0 million of accrued interest and $6.7 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Interest recognized in fiscal years 2024, 2023 and 2022 was $0.6 million, $1.4 million and $0.6 million, respectively. Penalties recognized in fiscal years 2024, 2023 and 2022 were $(0.3) million, $0.0 million and $0.2 million, respectively.

The following table summarizes the activity related to the unrecognized tax benefits for the fiscal years ended December 31, 2022, December 30, 2023 and December 28, 2024 (in thousands):

Balance at December 31, 2022	$33,648

Increases to current year tax positions	2,126
Lapse of statute of limitations	(1,852)

Balance at December 30, 2023	$33,922

Increases to current year tax positions	3,689
Settlements	(639)
Lapse of statute of limitations	(7,421)

Balance as of December 28, 2024	$29,551

The company believes that it is reasonably possible that $3.9 million of its remaining unrecognized tax benefits may be recognized by the end of 2025 as a result of settlements with taxing authorities or lapses of statutes of limitations.
In the normal course of business, income tax authorities in various income tax jurisdictions both in the United States and internationally conduct routine audits of our income tax returns filed in prior years. These audits are generally designed to determine if individual income tax authorities are in agreement with our interpretations of complex tax regulations regarding the allocation of income to the various income tax jurisdictions. Income tax years are open from 2021 through the current year for the United States federal jurisdiction. Income tax years open for our other major jurisdictions range from 2017 through the current year. Although the company believes its tax returns are correct, the final determination of tax examinations may be different than what was reported on the tax returns. In the opinion of management, adequate tax provisions have been made for the years subject to examination.

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

(a)Foreign Exchange

The company periodically enters into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. The notional amount of foreign currency contracts outstanding was $239.3 million and $253.1 million as of December 28, 2024 and December 30, 2023, respectively. The fair value of these forward contracts was an unrealized loss of $1.4 million at the end of the year.

(b)Interest Rate

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. Prior to July 1, 2023, the company amended its Credit Facility and the existing interest rate swap agreements to transition the interest reference rate from one-month LIBOR to one-month SOFR. There were no other changes to the company's Credit Facility or timing of cash flows. The amendment was entered into because the LIBOR rate historically used was no longer published after June 30, 2023. The company utilized expedients within ASC 848 to conclude that this amendment should be treated as a non-substantial modification of the existing contract, resulting in no impact to the company's consolidated financial statements. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. The fair value of these instruments was an asset of $30.0 million and $42.8 million as of December 28, 2024 and December 30, 2023, respectively. The change in fair value of these swap agreements in 2024 was a loss of $9.6 million, net of taxes.

A summary of the company’s interest rate swaps is as follows (in thousands):

		Twelve Months Ended
	Location	Dec 28, 2024	Dec 30, 2023
Fair value	Prepaid expenses	$1,986	$2,897
Fair value	Other assets	$27,966	$39,882
Amount of gain/(loss) recognized in other comprehensive income	Other comprehensive income	$14,377	$10,015
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$27,204	$32,221

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
Leases
The company leases warehouse space, office facilities and equipment under operating leases. The company had operating lease costs of $39.3 million, $39.6 million and $35.7 million in fiscal 2024, 2023 and 2022 respectively, including short-term lease expense and variable lease costs, which were immaterial in the year.

Leases (in thousands)	December 28, 2024	December 30, 2023
Operating lease right-of-use assets:
Other assets	$121,168	$109,373

Operating lease liabilities:
Accrued expenses	27,938	26,417
Other non-current liabilities	98,042	87,550
Total Liability	$125,980	$113,967

Total Lease Commitments (in thousands)	Operating Leases
2025	$32,266
2026	28,416
2027	22,337
2028	18,295
2029	14,608
2030 and thereafter	26,156
Total future lease commitments	142,078
Less imputed interest	16,098
Total	$125,980

Other Lease Information (in thousands, except lease term and discount rate)	Twelve Months Ended December 28, 2024	Twelve Months Ended December 30, 2023
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$33,719	$30,117

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$21,305	$28,524

	December 28, 2024	December 30, 2023
Weighted-average remaining lease terms - Operating	5.7 years	5.2 years

Weighted-average discount rate - Operating	4.3%	3.6%

(10)    SEGMENT INFORMATION

An operating segment is defined as a component of an enterprise which has discrete financial information that is evaluated regularly. The company determined that its Chief Executive Officer is the Chief Operating Decision Maker (the "CODM") who possesses the ultimate authority with respect to assessment of performance, allocation of resources, and all strategic actions of the company. In performing this responsibility, the CODM regularly reviews key internal management reports, financial information including forecasts, and quarterly results, which are prepared at the operating segment level.

In accordance with ASC 280-10, Segment Reporting, the company operates in three reportable operating segments defined by management reporting structure and operating activities. The Company’s reportable segments are: (i) the Commercial Foodservice Equipment Group, (ii) the Food Processing Equipment Group, and (iii) the Residential Kitchen Equipment Group.

Adjusted EBITDA is the profitability metric reported to the CODM for purposes of making decisions about allocation of resources to each segment and assessing performance of each segment. The company defines Adjusted EBITDA as operating income less depreciation, intangible amortization, restructuring, acquisition related adjustments, impairments, stock compensation and other non-recurring items which management considers to be outside core operating results. The CODM reviews this metric regularly to compare the profitability of segments, identify trends, and evaluate which segments require additional resources or strategic adjustments. The CODM uses Adjusted EBITDA to support the allocation of resources predominantly in the annual budget and forecasting process. The company believes that investors find this measure useful in comparing our operating performance to that of other companies in our industry because this measure generally illustrates the underlying performance of the business.

Management believes that inter-segment sales are made at established arm's length transfer prices. All inter-segment transactions are eliminated and values are presented net of eliminations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Additional detail about each of the reportable segments and its corporate income and expenses is set forth below:

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

The following table summarizes the results of operations for the company’s business segments(1) (dollars in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other(2)	Total
2024
Net sales	$2,419,236	$731,003	$724,923	$—	$3,875,162
Cost of sales	1,460,903	440,358	506,372	(2,840)	2,404,793
Other segment items (3,4)	294,375	103,382	144,961	61,356	604,074
Segment adjusted EBITDA (5)	663,958	187,263	73,590	(58,516)	866,295
Depreciation expense (6)	28,621	9,386	15,847	1,755	55,609
Amortization expense (7)	49,133	8,091	7,214	7,127	71,565
Net capital expenditures	23,220	12,636	12,514	940	49,310
Total assets	3,657,431	1,142,875	1,930,705	552,140	7,283,151
Long-lived assets (8)	338,989	133,994	272,644	78,222	823,849

2023
Net sales	$2,521,471	$720,618	$794,516	$—	$4,036,605
Cost of sales	1,510,920	446,239	544,532	852	2,502,543
Other segment items (3)	311,131	95,044	154,139	73,354	633,668
Segment adjusted EBITDA (5)	699,420	179,335	95,845	(74,206)	900,394
Depreciation expense (6)	27,323	7,949	13,637	1,507	50,416
Amortization expense (7)	56,728	9,271	9,052	7,137	82,188
Net capital expenditures	39,272	14,999	25,960	4,948	85,179
Total assets	3,751,746	1,009,857	1,941,204	203,885	6,906,692
Long-lived assets (8)	340,375	98,920	227,131	95,021	761,447

2022
Net sales	$2,394,762	$589,969	$1,048,122	$—	$4,032,853
Cost of sales	1,485,321	377,389	722,358	1,231	2,586,299
Other segment items (3)	282,385	82,437	146,675	81,649	593,146
Segment adjusted EBITDA (5)	627,056	130,143	179,089	(82,880)	853,408
Depreciation expense (6)	24,299	6,045	13,596	679	44,619
Amortization expense (7)	54,872	14,034	17,376	7,159	93,441
Net capital expenditures	28,718	13,957	20,604	4,010	67,289
Total assets	3,788,245	983,797	1,972,351	130,473	6,874,866
Long-lived assets (8)	318,457	84,370	151,499	108,478	662,804

(1)Non-operating expenses are not allocated to the reportable segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.
(2)Includes corporate and other general company assets and operations.
(3)Other segment items for each reportable segment includes operating expenses, which primarily consists of selling, general and administrative expenses. Other segment items excludes the impact of depreciation, intangible amortization, restructuring, impairments, stock compensation and other items that neither relate to the ordinary course of the Company’s business nor reflect the Company’s underlying business performance.
(4)Gain on sale of plant is included in Food Processing.
(5)Excludes the impacts mentioned in Other segment items.
(6)Includes depreciation on right of use assets.
(7)Includes amortization of deferred financing costs and Convertible Notes issuance costs.
(8)Long-lived assets consist of property, plant and equipment, long-term deferred tax assets and other assets.

A reconciliation of our segment information for earnings before income taxes to the corresponding amounts in the Consolidated Statements of Earnings is shown in the table below for the periods presented:

	2024	2023	2022
Adjusted EBITDA	$866,295	$900,394	$853,408
Less: Other segment operating expenses (1)	210,107	265,526	213,804
Income from operations	656,188	634,868	639,604
Interest expense and deferred financing amortization, net	92,229	120,348	88,977
Net periodic pension benefit (other than service cost & curtailment)	(14,897)	(9,071)	(42,681)
Other expense, net	1,536	4,213	28,893
Earnings before income taxes	577,320	519,378	564,415
Provision for income taxes	148,887	118,496	127,846
Net earnings	$428,433	$400,882	$436,569

(1)  Consists of the impact of depreciation, intangible amortization, restructuring, impairments, stock compensation and other items that neither relate to the ordinary course of the Company’s business nor reflect the Company’s underlying business performance.

Geographic Information

Long-lived assets, not including goodwill and other intangibles (in thousands):

	2024	2023	2022
United States and Canada	$511,454	$502,479	$471,375

Asia	37,610	40,849	35,965
Europe and Middle East	264,337	205,621	142,326
Latin America	10,448	12,498	13,138
Total International	312,395	258,968	191,429

	$823,849	$761,447	$662,804
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

	Fiscal 2024		Fiscal 2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net Periodic Pension Cost (Benefit):
Interest cost	1,267	43,892	1,315	46,046
Expected return on assets	(926)	(62,289)	(873)	(58,766)
Amortization of net loss	281	204	420	186
Amortization of prior service cost	—	2,674	—	2,601
	$622	$(15,519)	$862	$(9,933)

Change in Benefit Obligation:
Benefit obligation – beginning of year	$27,659	$989,106	$27,550	$946,153
Interest on benefit obligations	1,267	43,892	1,315	46,046
Actuarial (gain) loss	(1,598)	(94,002)	539	1,970
Net benefit payments	(1,747)	(61,506)	(1,745)	(59,018)
Exchange effect	—	(10,348)	—	53,955
Benefit obligation – end of year	$25,581	$867,142	$27,659	$989,106

Change in Plan Assets:
Plan assets at fair value – beginning of year	$15,751	$1,027,421	$14,998	$943,757
Company contributions	1,244	103	1,114	6,012
Investment gain	760	4,086	1,384	81,945
Benefit payments and plan expenses	(1,747)	(61,506)	(1,745)	(59,018)
Exchange effect	—	(11,755)	—	54,725
Plan assets at fair value – end of year	$16,008	$958,349	$15,751	$1,027,421

Funded Status:
Unfunded benefit obligation	$(9,573)	$91,207	$(11,908)	$38,315

Amounts recognized in balance sheet at year end:
Accrued pension benefits	$(9,573)	$91,207	$(11,908)	$38,315

	Fiscal 2024		Fiscal 2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Pre-tax components in accumulated other comprehensive income at period end:
Net actuarial loss	$297	$64,371	$2,011	$103,705

Pre-tax components recognized in other comprehensive income for the period:
Current year actuarial (gain) loss	$(1,432)	$(36,008)	$28	$(17,079)
Actuarial loss recognized	(281)	(205)	(420)	(150)
Prior service cost recognized	—	(3,121)	—	(360)
Total amount recognized	$(1,713)	$(39,334)	$(392)	$(17,589)

Accumulated Benefit Obligation	$25,581	$867,119	$27,659	$989,081

Salary growth rate	n/a	0.8%	n/a	0.8%
Assumed discount rate	5.4%	5.5%	4.8%	4.6%
Expected return on assets	6.0%	5.9%	6.0%	6.2%

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

The assets of the plans were invested in the following classes of securities (none of which were securities of the company):

U.S. Plans:

	Target Allocation	Percentage of Plan Assets
		2024	2023
Equity	48%	51%	43%
Fixed income	40	39	42
Money market	4	2	6
Other (real estate investment trusts & commodities contracts)	8	8	9
	100%	100%	100%

Non-U.S. Plans:

	Target Allocation	Percentage of Plan Assets
		2024	2023
Equity	17%	7%	11%
Fixed income	75	94	69
Alternatives/Other	6	(18)	5
Real Estate	2	10	9
Cash and cash equivalents	—	7	6
	100%	100%	100%

In accordance with ASC 820 Fair Value Measurements and Disclosures, the company has measured its defined benefit pension plans at fair value. In accordance with ASU 2015-04, "Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets", the company has elected to measure the pension plan assets and obligations as of the calendar month end closest to the fiscal year end. The following tables summarize the basis used to measure the pension plans’ assets at fair value as of December 28, 2024 and December 30, 2023 (in thousands):

U.S. Plans:

	Fiscal 2024			Fiscal 2023
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Net Asset Value	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Net Asset Value

Short Term Investment Fund (a)	$414	$—	$414	$920	$—	$920

Equity Securities:
Large Cap	3,805	3,805	—	2,862	2,862	—
Mid Cap	402	402	—	373	373	—
Small Cap	393	393	—	388	388	—
International	3,622	3,622	—	3,218	3,218	—

Fixed Income:
Government/Corporate	4,528	4,528	—	4,776	4,776	—
High Yield	1,143	1,143	—	1,063	1,063	—
Other	484	484	—	705	705	—

Alternative:
Global Real Estate Investment Trust	926	926	—	663	663	—
Commodities Contracts	291	291	—	783	783	—

Total	$16,008	$15,594	$414	$15,751	$14,831	$920

(a)Represents collective short term investment fund, composed of high-grade money market instruments with short maturities.

Non-U.S. Plans:

	Fiscal 2024
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value

Cash and cash equivalents	$64,699	$7,881	$45,734	$—	$11,084

Equity Securities:
UK	3,511	976	—	—	2,535
International:
Developed	57,153	1,531	—	—	55,622
Emerging	13,390	203	—	—	13,187
Unquoted/Private Equity	2,304	—	—	—	2,304

Fixed Income:
Government/Corporate:
UK	526,394	9,618	9,388	—	507,388
International	93,888	—	63,482	—	30,406
Index Linked	300,098	1,480	—	—	298,618
Other	315	—	—	—	315

Real Estate:
Direct	92,388	—	92,388	—	—
Indirect	3,184	33	—	—	3,151

Leveraged Loans	28,292	—	—	—	28,292

Alternative/Other	(227,267)	—	613	—	(227,880)

Total	$958,349	$21,722	$211,605	$—	$725,022

	Fiscal 2023
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value

Cash and cash equivalents	$64,285	$10,175	$25,777	$—	$28,333

Equity Securities:
UK	3,665	45	—	—	3,620
International:
Developed	89,498	1,738	—	—	87,760
Emerging	20,698	168	—	—	20,530
Unquoted/Private Equity	282	—	—	—	282

Fixed Income:
Government/Corporate:
UK	247,618	11,049	—	—	236,569
International	133,279	—	—	—	133,279
Index Linked	322,408	2,088	—	—	320,320
Other	3,222	—	—	—	3,222
Convertible Bonds

Real Estate:
Direct	91,993	—	91,993	—	—
Indirect	1,768	37	—	—	1,731

Hedge Fund Strategy:
Equity Long/Short	8,361	—	—	—	8,361
Arbitrage & Event	10,731	—	—	—	10,731
Directional Trading & Fixed Income	315	—	—	—	315
Cash & Other	162,812	—	—	—	162,812
Direct Sourcing	913	—	—	—	913

Leveraged Loans	14,475	—	—	—	14,475

Alternative/Other	(148,902)	1,060	—	—	(149,962)

Total	$1,027,421	$26,360	$117,770	$—	$883,291

The fair value of the Level 1 assets is based on observable quoted market prices of the identical underlying security in an active market. The fair value of the Level 2 assets is primarily based on market observable inputs to quoted market prices, benchmark yields and broker/dealer quotes. Level 3 inputs, as applicable, represent unobservable inputs that reflect assumptions developed by management to measure assets at fair value.

The expected return on assets is developed in consideration of the anticipated duration of investment period for assets held by the plan, the allocation of assets in the plan, and the historical returns for plan assets.

Estimated future benefit payments under the plans are as follows (dollars in thousands):

	U.S. Plans	Non-U.S. Plans
2025	$1,909	$60,123
2026	1,929	60,248
2027	1,941	60,734
2028	1,952	61,009
2029 through 2034	11,412	362,589

The expected contributions to the U.S. Plans to be made in 2025 is $0.6 million. For the Non-U.S. Plans, the expected contribution is nil in 2025.

(b)Defined Contribution Plans

As of December 28, 2024, the company maintained two separate defined contribution 401(k) savings plans covering all employees in the United States. These two plans separately cover the union employees at the Elgin, Illinois facility and all other remaining union and non-union employees in the United States. The company also maintained defined contribution plans for its UK based employees.

(12)    RESTRUCTURING AND ACQUISITION INTEGRATION INITIATIVES
Residential Kitchen Equipment Group:
During fiscal years 2024 and 2023, the company initiated cost reduction initiatives related to the Residential Kitchen Equipment Group including headcount reductions and facility consolidations. These actions resulted in expenses of $5.9 million and $9.4 million, in the twelve months ended December 28, 2024 and December 30, 2023, respectively. These actions are reflected in the restructuring expenses in the Consolidated Statements of Earnings. The primary realization of cost savings from the restructuring initiatives began in 2023 with cumulative expected annual savings of approximately $28.0 million. At December 28, 2024, the restructuring obligations accrued for these initiatives are immaterial and will be substantially complete by the end of fiscal year 2025.
The restructuring expenses for the other segments of the company were not material during fiscal years 2024, 2023 and 2022.

(13) SUBSEQUENT EVENTS
On February 25, 2025, the company announced its intent to separate its Food Processing business through a spin-off of the Food Processing business, under which the stock of Food Processing, as a new independent publicly traded company, will be distributed to Middleby’s shareholders. As of the date hereof, Middleby is targeting completion of the separation by early 2026, subject to certain customary conditions, including, among others, final approval by the company’s Board of Directors and the effectiveness of appropriate filings with the SEC. The spin-off of Food Processing is expected to be tax-free for U.S. federal income tax purposes. There can be no assurance that any separation transaction will ultimately occur or, if one does occur, of its terms or timing.

THE MIDDLEBY CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED DECEMBER 28, 2024, DECEMBER 30, 2023
AND DECEMBER 31, 2022
(amounts in thousands)

	Balance Beginning of Period	Additions/ (Recoveries) Charged to Expense	Other Adjustments (1)	Write-Offs During the Period	Balance at End of Period
Allowance for doubtful accounts; deducted from accounts receivable on the balance sheets-

2024	$23,464	$4,559	$5	$(3,431)	$24,597

2023	$20,295	$5,886	$973	$(3,690)	$23,464

2022	$18,770	$4,311	$776	$(3,562)	$20,295

(1) Amounts consist primarily of valuation allowances assumed from acquired companies.

	Balance Beginning of Period	Additions/ (Recoveries) Charged to Expense	Write-Offs During the Period	Balance at End of Period
Valuation allowance - Deferred tax assets

2024	$15,749	$(1,695)	$—	$14,054

2023	$11,599	$4,150	$—	$15,749

2022	$10,222	$1,377	$—	$11,599

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

The company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as of December 28, 2024. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 28, 2024, there have been no changes in the company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Our assessment of the internal control structure excluded GBT GmbH Bakery (acquired February 7, 2024), MaxMac (acquired April 19, 2024), Emery Thompson (acquired October 11, 2024), JC Ford (acquired November 1, 2024) and Gorreri (acquired November 26, 2024).

These acquisitions constitute 0.0% and 2.5% of net and total assets, respectively, 0.6% of net sales and (0.1)% of net income of the consolidated financial statements of the company as of and for the year ended December 28, 2024. These acquisitions are included in the consolidated financial statements of the company as of and for the year ended December 28, 2024. Under guidelines established by the Securities Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired companies.

Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 28, 2024.

Ernst & Young LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of the company included in this report, has issued a report on the effectiveness of the company's internal control over financial reporting as of December 28, 2024.

The Middleby Corporation
February 26, 2025

Item 9B. Other Information

Insider Trading Arrangements

During the fiscal quarter ended December 28, 2024, none of our directors or officers subject to Section 16 of the Exchange Act adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Item 10. Directors, Executive Officers and Corporate Governance

The company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers, employees and consultants, as well as the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. A copy of our Policy on Insider Trading is filed with this Annual Report on Form 10-K as Exhibit 19.1.1.

PART III

Pursuant to General Instruction G (3), of Form 10-K, the information called for by Part III Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accountant Fees and Services), is incorporated herein by reference from the registrant’s definitive proxy statement filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)    1.    Financial Statements
The financial statements listed on Page 53 are filed as part of this Annual Report on Form 10-K.
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
10.1    Eighth Amended and Restated Credit Agreement, dated as of October 21, 2021, among Middleby Marshall Inc., The Middleby Corporation, the Subsidiary Borrowers named therein, the lenders named therein and Bank of America, N.A., as administrative agent for the lenders, incorporated by reference to the company's Form 8-K Exhibit 10.1 filed on October 21, 2021.
10.2*    2021 Long-Term Incentive Plan, incorporated by reference to Appendix A to the company’s definitive proxy statement filed with the Securities and Exchange Commission on March 31, 2021.
10.3*    The Middleby Corporation Value Creation Incentive Plan, incorporated by reference to Appendix B to the company’s definitive proxy statement filed with the Securities and Exchange Commission on April 1, 2011.
10.4#    Form of Restricted Stock Unit Award Agreement for The Middleby Corporation 2021 Long-Term Incentive Plan.
10.5#    Form of Restricted Stock Unit Award Agreement for Non-Employee Directors for The Middleby Corporation 2021 Long-Term Incentive Plan.
10.6*    Employment Agreement, dated as of March 10, 2022, by and among The Middleby Corporation, Middleby Marshall Inc. and Timothy J. FitzGerald incorporated by reference to the company's Form 8-K Exhibit 10.1, filed on March 14, 2022.
19.1#    Insider Trading Compliance Program*
21.1    List of subsidiaries.
23.1    Consent of Ernst & Young LLP.

31.1    Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2    Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1    Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2    Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*    Clawback Policy
101    Financial statements on Form 10-K for the year ended December 28, 2024, filed on February 26, 2025, formatted in Inline Extensive Business Reporting Language (XBRL); (i) consolidated balance sheets, (ii) consolidated statements of earnings, (iii) consolidated statements of cash flows, (iv) notes to the consolidated financial statements.
104    Cover Page Interactive Data File (formatted in iXBRL) and contained in Exhibit 101).
*    Designates management contract or compensation plan.
# Filed herewith.

(c)See the financial statement schedule included under Item 8.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February 2025.

THE MIDDLEBY CORPORATION

BY:	/s/ Bryan E. Mittelman
Bryan E. Mittelman
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2025.

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