Form 10-Q
period 2025-03-29
MIDDLEBY Corp
filed 2025-05-08
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 29, 2025
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
As of May 5, 2025, there were 53,481,521 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION

QUARTER ENDED MARCH 29, 2025

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

ASSETS	Mar 29, 2025	Dec 28, 2024
Current assets:
Cash and cash equivalents	$745,143	$689,533
Accounts receivable, net of reserve for doubtful accounts of $25,812 and $24,597	645,511	643,355
Inventories, net	877,729	841,567
Prepaid expenses and other	130,884	131,566
Prepaid taxes	14,496	24,022
Total current assets	2,413,763	2,330,043
Property, plant and equipment, net of accumulated depreciation of $393,087 and $377,408	550,736	525,965
Goodwill	2,543,430	2,518,222
Other intangibles, net of amortization of $651,045 and $633,842	1,606,204	1,611,037
Long-term deferred tax assets	6,418	6,281
Pension benefits assets	96,411	91,207
Other assets	184,419	200,396
Total assets	$7,401,381	$7,283,151

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$43,878	$43,949
Accounts payable	230,585	208,908
Accrued expenses	611,360	576,465
Total current liabilities	885,823	829,322
Long-term debt	2,341,295	2,351,118
Long-term deferred tax liability	248,093	252,062
Accrued pension benefits	9,375	9,573
Other non-current liabilities	186,874	202,645
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 64,463,971 and 64,264,828 shares issued in 2025 and 2024, respectively	148	148
Paid-in capital	522,665	520,177
Treasury stock, at cost; 10,848,215 and 10,574,619 shares in 2025 and 2024, respectively	(983,469)	(940,691)
Retained earnings	4,420,539	4,328,187
Accumulated other comprehensive loss	(229,962)	(269,390)
Total stockholders' equity	3,729,921	3,638,431
Total liabilities and stockholders' equity	$7,401,381	$7,283,151

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	Mar 29, 2025	Mar 30, 2024
Net sales	$906,627	$926,926
Cost of sales	560,694	580,568
Gross profit	345,933	346,358
Selling, general and administrative expenses	202,606	206,048
Restructuring expenses	2,729	3,177
Income from operations	140,598	137,133
Interest expense and deferred financing amortization, net	18,364	26,274
Net periodic pension benefit (other than service costs)	(1,497)	(3,678)
Other expense (income), net	2,274	(300)
Earnings before income taxes	121,457	114,837
Provision for income taxes	29,105	28,269
Net earnings	$92,352	$86,568

Net earnings per share:
Basic	$1.72	$1.61
Diluted	$1.69	$1.59
Weighted average number of shares
Basic	53,594	53,654
Dilutive common stock equivalents	1,027	740
Diluted	54,621	54,394
Comprehensive income	$131,780	$64,523

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(amounts in thousands)
(Unaudited)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, December 28, 2024	$148	$520,177	$(940,691)	$4,328,187	$(269,390)	$3,638,431
Net earnings	—	—	—	92,352	—	92,352
Currency translation adjustments	—	—	—	—	46,829	46,829
Change in unrecognized pension benefit costs, net of tax of $270	—	—	—	—	(1,952)	(1,952)
Unrealized loss on interest rate swap, net of tax of $(1,701)	—	—	—	—	(5,449)	(5,449)
Stock compensation	—	2,488	—	—	—	2,488
Purchase of treasury stock	—	—	(42,778)	—	—	(42,778)
Balance, March 29, 2025	$148	$522,665	$(983,469)	$4,420,539	$(229,962)	$3,729,921

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, December 30, 2023	$148	$479,216	$(906,031)	$3,899,754	$(223,198)	$3,249,889
Net earnings	—	—	—	86,568	—	86,568
Currency translation adjustments	—	—	—	—	(26,486)	(26,486)
Change in unrecognized pension benefit costs, net of tax of $238	—	—	—	—	1,051	1,051
Unrealized gain on interest rate swap, net of tax of $108	—	—	—	—	3,390	3,390
Stock compensation	—	13,822	—	—	—	13,822
Purchase of treasury stock	—	—	(16,995)	—	—	(16,995)
Balance, March 30, 2024	$148	$493,038	$(923,026)	$3,986,322	$(245,243)	$3,311,239

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	Mar 29, 2025	Mar 30, 2024
Cash flows from operating activities--
Net earnings	$92,352	$86,568
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	32,145	32,410
Non-cash share-based compensation	2,488	13,822
Deferred income taxes	(6,584)	(6,309)
Net periodic pension benefit (other than service costs)	(1,497)	(3,678)
Other non-cash items	25	691
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	1,444	36,316
Inventories, net	(28,742)	(12,965)
Prepaid expenses and other assets	19,349	6,182
Accounts payable	19,062	7,804
Accrued expenses and other liabilities	11,092	(19,940)
Net cash provided by operating activities	141,134	140,901
Cash flows from investing activities--
Net additions to property, plant and equipment	(33,732)	(13,743)
Purchase of intangible assets	(1,114)	(80)
Acquisitions, net of cash acquired	9	(2,266)
Net cash used in investing activities	(34,837)	(16,089)
Cash flows from financing activities--
Repayments under Credit Facility	(10,938)	(10,938)
Net repayments under foreign bank loan	(433)	(570)
Payments of deferred purchase price	(2,885)	—
Repurchase of treasury stock	(42,778)	(16,995)
Other, net	(57)	(55)
Net cash used in financing activities	(57,091)	(28,558)
Effect of exchange rates on cash and cash equivalents	6,404	(2,732)
Changes in cash and cash equivalents--
Net increase in cash and cash equivalents	55,610	93,522
Cash and cash equivalents at beginning of year	689,533	247,496
Cash and cash equivalents at end of period	$745,143	$341,018

See accompanying notes

THE MIDDLEBY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29, 2025
(Unaudited)
1)Summary of Significant Accounting Policies
a)Basis of Presentation
The condensed consolidated financial statements have been prepared by The Middleby Corporation (the "company" or “Middleby”), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the company's 2024 Form 10-K. The company’s interim results are not necessarily indicative of future full year results for the fiscal year 2025.
In the opinion of management, the financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the company as of March 29, 2025 and December 28, 2024, the results of operations for the three months ended March 29, 2025 and March 30, 2024, cash flows for the three months ended March 29, 2025 and March 30, 2024 and statement of stockholders' equity for the three months ended March 29, 2025 and March 30, 2024.
Certain prior year amounts have been reclassified to be consistent with current year presentation, including beginning to report the results of a division within the company's Food Processing segment as a result of a change in internal management and potential synergies in operations to be consistent with the reporting of financial information used to assess performance and allocate resources. These operations were previously reported in the Commercial Foodservice segment and are now managed and reported in the Food Processing segment. All prior period segment disclosures have been recast to reflect this change.
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
b)Non-Cash Share-Based Compensation
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $2.5 million and $13.8 million for the three months period ended March 29, 2025 and March 30, 2024, respectively.

c)Income Taxes
A tax provision of $29.1 million, at an effective rate of 24.0%, was recorded during the three months period ended March 29, 2025, as compared to a $28.3 million tax provision at an effective rate of 24.6% in the prior year period. The effective tax rate for the three months period ended March 29, 2025 is higher than the U.S. statutory tax rate of 21.0% primarily due to state taxes and foreign tax rate differentials.

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
The company’s financial assets and liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of March 29, 2025
Financial Assets:
Interest rate swaps	$—	$22,802	$—	$22,802

Financial Liabilities:
Contingent consideration	$—	$—	$51,873	$51,873
Foreign exchange derivative contracts	$—	$983	$—	$983

As of December 28, 2024
Financial Assets:
Interest rate swaps	$—	$29,952	$—	$29,952

Financial Liabilities:
Contingent consideration	$—	$—	$53,228	$53,228
Foreign exchange derivative contracts	$—	$1,400	$—	$1,400
The contingent consideration as of March 29, 2025 and December 28, 2024 relates to the earnout provisions recorded in conjunction with various purchase agreements.
Earnout liabilities are classified within Level 3 in the fair value hierarchy, as the methodology used to estimate fair value includes significant unobservable inputs reflecting management’s own assumptions. The earnout provisions associated with these acquisitions are based upon performance measurements related to sales and earnings, as defined in the respective purchase agreement. On a quarterly basis, the company assesses the projected results for each of the acquisitions in comparison to the earnout targets and adjusts the liability accordingly. Discount rates for valuing contingent consideration are determined based on the company rates and specific acquisition risk considerations. Changes in fair value associated with the earnout provisions are recognized in Selling, general and administrative expenses within the Condensed Consolidated Statements of Comprehensive Income. The earnout liabilities are included in accrued expenses and other non-current liabilities.
The following table represents changes in the fair value of the contingent consideration liabilities:

March 29, 2025
Beginning balance	$53,228
Payments of contingent consideration	(2,028)
New contingent consideration	—
Changes in fair value	673
Ending balance	$51,873

e)    Consolidated Statements of Cash Flows
Cash paid for interest was $24.7 million and $27.9 million for the three months ended March 29, 2025 and March 30, 2024, respectively. Cash payments totaling $7.9 million and $8.4 million were made for income taxes for the three months ended March 29, 2025 and March 30, 2024, respectively.
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
The company’s potentially dilutive securities consist of shares issuable upon vesting of restricted stock grants, computed using the treasury method, and amounted to 3,000 for the three months ended March 30, 2024. There were no potentially dilutive securities for the three months ended March 29, 2025.
For the three months ended March 29, 2025 and March 30, 2024, the average market price of the company's common stock exceeded the exercise price of the Convertible Notes (as defined below) resulting in 1,028,000 and 737,000 diluted common stock equivalents to be included in the diluted net earnings per share, respectively. There have been no material conversions to date. See Note 12, Financing Arrangements for further details on the Convertible Notes.

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
2025 Acquisitions
There were no acquisitions incurred during the three months ended March 29, 2025.
2024 Acquisitions
During 2024, the company completed various acquisitions that were not individually material. The following estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition date for the 2024 acquisitions and are summarized as follows (in thousands):

	Preliminary Opening Balance Sheet	Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$7,868	$9	$7,877
Current assets	41,836	(1,385)	40,451
Property, plant and equipment	31,515	(358)	31,157
Goodwill	61,046	528	61,574
Other intangibles	32,248	—	32,248
Long-term deferred tax asset	9	—	9
Other assets	266	1,004	1,270
Current portion of long-term debt	(290)	—	(290)
Current liabilities	(42,304)	570	(41,734)
Long-term debt	(369)	—	(369)
Long-term deferred tax liability	(1,132)	—	(1,132)
Other non-current liabilities	(10,763)	(368)	(11,131)

Consideration paid at closing	$119,930	$—	$119,930

Deferred payments	—	76	76
Contingent consideration	8,681	—	8,681

Net assets acquired and liabilities assumed	$128,611	$76	$128,687
The net long-term deferred tax liability amounted to $1.1 million. The net deferred tax liability is related to the difference between the book and tax basis of identifiable intangible assets.
The goodwill and $16.7 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $12.1 million allocated to customer relationships, $1.1 million allocated to developed technology, and $2.3 million allocated to backlog, which are being amortized over periods of 5 years to 7 years, 7 years, and 3 months to 9 months, respectively. Goodwill of $47.3 million and other intangibles of $24.0 million are allocated to the Food Processing Equipment Group for segment reporting purposes. Goodwill of $14.3 million and other intangibles of $8.2 million are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. Of these assets, goodwill of $52.4 million and intangibles of $28.0 million are expected to be deductible for tax purposes.

Two purchase agreements include earnout provisions providing for a contingent payment due to the sellers for the achievement of certain targets. Two earnouts are payable to the extent certain sales and EBITDA targets are met with measurement dates ending between 2026 and 2027. The contractual obligation associated with the contingent earnout provisions recognized on the acquisition date amounts to $8.7 million. One purchase agreement includes a deferred payment due to the sellers payable in 2030. The contractual obligation associated with the deferred payment on the acquisition date amounts to $0.1 million.
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
Pro Forma Financial Information

In accordance with ASC 805 Business Combinations, the following unaudited pro forma results of operations for the three months ended March 29, 2025 and March 30, 2024, assumes the 2024 and 2025 acquisitions described above were completed on December 31, 2023 (first day of fiscal year 2024). The following pro forma results include adjustments to reflect amortization of intangibles associated with the acquisitions and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	Three Months Ended
	March 29, 2025	March 30, 2024
Net sales	$906,627	$946,145
Net earnings	93,395	82,230

Net earnings per share:
Basic	$1.74	$1.53
Diluted	$1.71	$1.51

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

4)    Recently Issued Accounting Standards

In December 2023, the FASB issued Accounting Standard Update ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required in an entity’s income tax rate reconciliation table. This ASU requires consistent categories and greater disaggregation of information presented in the effective tax rate reconciliation and requires disclosure of income taxes paid in both domestic and foreign jurisdictions. The guidance is effective for the company for annual periods beginning on January 1, 2025 and is required to be applied prospectively, with retrospective application to prior periods allowed. Early adoption is permitted. The company is currently evaluating the impact of this amendment on its consolidated financial statements.

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

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Three Months Ended March 29, 2025
United States and Canada	$413,860	$93,163	$112,851	$619,874
Asia	48,715	3,704	2,808	55,227
Europe and Middle East	82,051	54,688	58,920	195,659
Latin America	18,091	16,351	1,425	35,867
Total	$562,717	$167,906	$176,004	$906,627

Three Months Ended March 30, 2024
United States and Canada	$425,742	$103,816	$107,041	$636,599
Asia	51,083	6,672	2,596	60,351
Europe and Middle East	83,045	49,245	62,157	194,447
Latin America	21,543	11,881	2,105	35,529
Total	$581,413	$171,614	$173,899	$926,926
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

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

	Mar 29, 2025	Dec 28, 2024
Contract assets	$61,924	$68,025
Contract liabilities	$129,257	$120,503
Non-current contract liabilities	$21,822	$19,930

During the three months period ended March 29, 2025, the company reclassified $24.0 million to receivables, which was included in the contract asset balance at the beginning of the period. During the three months period ended March 29, 2025, the company recognized revenue of $42.3 million, which was included in the contract liability balance at the beginning of the period. Additions to contract liabilities representing amounts billed to clients in excess of revenue recognized to date were $62.3 million during the three months period ended March 29, 2025.

Remaining Performance Obligations

Substantially all of the company's outstanding performance obligations will be satisfied within 12 to 36 months. There were no contract asset impairments during the three months period ended March 29, 2025.

6)    Other Comprehensive Income
Changes in accumulated other comprehensive income(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Balance as of December 28, 2024	$(213,255)	$(78,534)	$22,399	$(269,390)
Other comprehensive income before reclassification	46,829	(2,464)	(788)	43,577
Amounts reclassified from accumulated other comprehensive income	—	512	(4,661)	(4,149)
Net current-period other comprehensive income	$46,829	$(1,952)	$(5,449)	$39,428
Balance as of March 29, 2025	$(166,426)	$(80,486)	$16,950	$(229,962)

Balance as of December 30, 2023	$(145,490)	$(109,713)	$32,005	$(223,198)
Other comprehensive income before reclassification	(26,486)	619	10,956	(14,911)
Amounts reclassified from accumulated other comprehensive income	—	432	(7,566)	(7,134)
Net current-period other comprehensive income	$(26,486)	$1,051	$3,390	$(22,045)
Balance as of March 30, 2024	$(171,976)	$(108,662)	$35,395	$(245,243)

(1) As of March 29, 2025, pension and unrealized loss on interest rate swap amounts, net of tax, were $14.1 million and $6.3 million, respectively. During the three months ended March 29, 2025, the adjustments to pension and unrealized loss on interest rate swap amounts, net of tax, were $0.3 million and $(1.7) million, respectively. As of March 30, 2024, pension and unrealized gain on interest rate swap amounts, net of tax, were $4.2 million and $11.1 million, respectively. During the three months ended March 30, 2024, the adjustments to pension and unrealized gain on interest rate swap amounts, net of tax, were $0.2 million and $0.1 million, respectively.
Components of other comprehensive income were as follows (in thousands):

	Three Months Ended
	Mar 29, 2025	Mar 30, 2024
Net earnings	$92,352	$86,568
Currency translation adjustment	46,829	(26,486)
Pension liability adjustment, net of tax	(1,952)	1,051
Unrealized (loss) gain on interest rate swaps, net of tax	(5,449)	3,390
Comprehensive income	$131,780	$64,523
7)    Inventories
Inventories are composed of material, labor and overhead and are stated at the lower of cost or net realizable value. Costs for inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at March 29, 2025 and December 28, 2024 are as follows (in thousands):

	Mar 29, 2025	Dec 28, 2024
Raw materials and parts	$453,112	$453,273
Work-in-process	90,010	76,601
Finished goods	334,607	311,693
	$877,729	$841,567

8)    Goodwill
Changes in the carrying amount of goodwill for the three months ended March 29, 2025 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of December 28, 2024	$1,312,085	$432,161	$773,976	$2,518,222
Goodwill acquired during the year	—	—	—	—
Measurement period adjustments to goodwill acquired in prior year	65	577		642
Exchange effect and other	(23,928)	37,184	11,310	24,566
Balance as of March 29, 2025	$1,288,222	$469,922	$785,286	$2,543,430

See Note 1 - Summary of Significant Accounting Policies, Basis of Presentation regarding reclassifications in the current year and prior year segment balances.

The company continues to monitor the current domestic and international political environment, including global trade policies and tariff actions to assess the outlook for demand of its products and the impact on its business and financial performance. The potential impact of tariffs on demand, production levels, and its operating results in the short-term is uncertain, but the company remains committed to evaluating opportunities to mitigate potential increased costs and implementing strategic actions necessary to realize long-term revenue and cash flow growth rates. The potential negative demand effect on revenues is also uncertain given the volatile environment, but demand and production levels are anticipated to recover.

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

9)    Intangibles

Intangible assets consist of the following (in thousands):

	March 29, 2025			December 28, 2024
	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	6.2	$852,743	$(595,760)	6.4	$850,540	$(581,301)
Backlog	0.3	2,141	(1,525)	0.3	2,192	(804)
Developed technology	7.3	100,316	(53,760)	7.4	98,921	(51,737)
		$955,200	$(651,045)		$951,653	$(633,842)
Indefinite-lived assets:
Trademarks and tradenames		$1,302,049			$1,293,226

The aggregate intangible amortization expense was $16.0 million and $17.4 million for the three months period ended March 29, 2025 and March 30, 2024, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Twelve Month Period coinciding with the end of the company's Fiscal First Quarter	Amortization Expense

2026	$59,077
2027	53,942
2028	45,889
2029	39,444
2030	34,997
Thereafter	70,806
$304,155

10)    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	Mar 29, 2025	Dec 28, 2024
Contract liabilities	$129,257	$120,503
Accrued payroll and related expenses	118,910	107,061
Accrued warranty	100,860	98,306
Accrued customer rebates	37,270	54,558
Accrued contingent consideration	35,634	25,748
Accrued short-term leases	27,410	27,938
Accrued sales and other tax	19,594	20,626
Accrued agent commission	15,360	16,730
Accrued professional fees	13,428	13,973
Accrued product liability and workers compensation	9,859	10,386
Other accrued expenses	103,778	80,636

	$611,360	$576,465

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
A rollforward of the warranty reserve is as follows (in thousands):

Three Months Ended
Mar 29, 2025
Balance as of December 28, 2024	$98,306
Warranty expense	22,518
Warranty claims	(19,964)
Balance as of March 29, 2025	$100,860

12)    Financing Arrangements

	Mar 29, 2025	Dec 28, 2024
	(in thousands)
Term loan facility	$922,636	$928,542
Delayed draw term loan facility	707,813	712,500
Convertible senior notes	745,982	745,074
Foreign loans	8,336	8,489
Other debt arrangement	406	462
Total debt	2,385,173	2,395,067
Less: Current maturities of long-term debt	43,878	43,949
Long-term debt	$2,341,295	$2,351,118
Credit Facility
As of March 29, 2025, the company had $1.6 billion of borrowings outstanding under its credit facility (the "Credit Facility"), including $925.0 million outstanding under the term loan ($922.6 million, net of unamortized issuance fees) and $707.8 million outstanding under the delayed draw term loan. The company also had $4.5 million in outstanding letters of credit as of March 29, 2025, which reduces the borrowing availability under the Credit Facility. Remaining borrowing capacity under this facility was $2.7 billion at March 29, 2025.
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
At March 29, 2025, borrowings under the Credit Facility accrued interest at a rate of 1.375% above the daily simple or term Secured Overnight Financing Rate (“SOFR”) per annum or 0.375% above the highest of the prime rate, the federal funds rate plus 0.50% and one month Term SOFR plus 1.00%. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. As of March 29, 2025, borrowings under the Credit Facility accrued interest at a minimum of 1.375% above SOFR and the variable unused commitment fee will be at a minimum of 0.20%. Borrowings under the Credit Facility accrue interest at a minimum of 1.375% above the daily simple SOFR or term SOFR for the applicable interest period (each of which includes a spread adjustment of 0.10%). The average interest rate per annum, inclusive of hedging instruments, on the debt under the Credit Facility was equal to 4.70% at the end of the period and the variable commitment fee was equal to 0.20% per annum as of March 29, 2025.
The term loan and delayed draw term loan facilities had an average interest rate per annum, inclusive of hedging instruments, of 4.70% as of March 29, 2025.
In addition, the company has international credit facilities to fund working capital needs outside the United States. At March 29, 2025, these foreign credit facilities amounted to $8.3 million in U.S. Dollars with a weighted average per annum interest rate of approximately 2.47%.

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

	Mar 29, 2025		Dec 28, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt excluding convertible senior notes	$1,639,191	$1,641,555	$1,649,994	$1,652,702
The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At March 29, 2025, the company had outstanding floating-to-fixed interest rate swaps totaling $355.0 million notional amount carrying an average interest rate of 1.96% maturing in less than 12 months and $315.0 million notional amount carrying an average interest rate of 1.28% that mature in more than 12 months but less than 35 months.

At March 29, 2025, the company was in compliance with all covenants pursuant to its borrowing agreements.

Convertible Notes
The following table summarizes the outstanding principal amount and carrying value of the Convertible Notes:

	Mar 29, 2025	Dec 28, 2024
	(in thousands)
Principal amounts:
Principal	$747,499	$747,499
Unamortized issuance costs	(1,517)	(2,425)
Net carrying amount	$745,982	$745,074
The following table summarizes total interest expense recognized related to the Convertible Notes:

	Three Months Ended
	Mar 29, 2025	Mar 30, 2024
Contractual interest expense	$1,890	$1,868
Interest cost related to amortization of issuance costs	908	898
Total interest expense	$2,798	$2,766
The estimated fair value of the Convertible Notes was $904.5 million as of March 29, 2025 and was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 1(d), Fair Value Measurements, in these Notes to the Condensed Consolidated Financial Statement. The if-converted value of the Convertible Notes exceeded their respective principal value by $140.3 million as of March 29, 2025.

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
13)    Financial Instruments
Foreign Exchange: The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third-party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The notional amount of foreign currency contracts outstanding was $244.0 million and $239.3 million as of March 29, 2025 and December 28, 2024, respectively. The fair value of the forward and option contracts was a loss of $1.0 million at the end of the first quarter of 2025.
Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swapped one-month LIBOR for fixed rates. In February 2022, the company entered into an additional floating-to-fixed interest rate swap agreement that uses a daily SOFR in lieu of LIBOR. In April 2023, all outstanding LIBOR swap agreements were amended to one month term SOFR. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of March 29, 2025, the fair value of these instruments was an asset of $22.8 million. The change in fair value of these swap agreements in the first three months of 2025 was a loss of $5.4 million, net of taxes.
The following table summarizes the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated Balance Sheet Presentation	Mar 29, 2025	Dec 28, 2024
Fair value	Prepaid expense and other	$4,439	$1,986
Fair value	Other assets	$18,363	$27,966

The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended
	Presentation of Gain/(loss)	Mar 29, 2025	Mar 30, 2024
Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$(2,489)	$10,847
Gain reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$4,661	$7,566
Interest rate swaps are subject to default risk to the extent the counterparties are unable to satisfy their settlement obligations under the interest rate swap agreements. As a result, the company has counterparty credit exposure to large global financial institutions, which the company monitors on a regular basis.

14)    Segment Information
An operating segment is defined as a component of an enterprise, which has discrete financial information that is evaluated regularly. The company determined that its Chief Executive Officer is the Chief Operating Decision Maker (the "CODM"), who possesses the ultimate authority with respect to assessment of performance, allocation of resources, and all strategic actions of the company. In performing this responsibility, the CODM regularly reviews key internal management reports, financial information including forecasts, and quarterly results, which are prepared at the operating segment level.

In accordance with ASC 280-10, Segment Reporting, the company operates in three reportable operating segments defined by management reporting structure and operating activities. The Company’s reportable segments are: (i) the Commercial Foodservice Equipment Group, (ii) the Food Processing Equipment Group, and (iii) the Residential Kitchen Equipment Group.

Adjusted EBITDA is the profitability metric reported to the CODM for the purposes of making decisions about allocation of resources to each segment and assessing performance of each segment. The company defines Adjusted EBITDA as operating income less depreciation, intangible amortization, restructuring, acquisition related adjustments, impairments, stock compensation and other non-recurring items, which management considers to be outside core operating results. The CODM reviews this metric regularly to compare the profitability of segments, identify trends, and evaluate which segments require additional resources or strategic adjustments. The CODM uses Adjusted EBITDA to support the allocation of resources predominantly in the annual budget and forecasting process. The company believes that investors find this measure useful in comparing our operating performance to that of other companies in our industry because this measure generally illustrates the underlying performance of the business.

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

See Note 1 - Summary of Significant Accounting Policies, Basis of Presentation regarding reclassifications in the current year and prior year segment balances.

Net Sales Summary
(dollars in thousands)

	Three Months Ended
	Mar 29, 2025		Mar 30, 2024
	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$562,717	62.1%	$581,413	62.7%
Food Processing	167,906	18.5	171,614	18.5
Residential Kitchen	176,004	19.4	173,899	18.8
Total	$906,627	100.0%	$926,926	100.0%
The following table summarizes the results of operations for the company's business segments(1) (dollars in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other(2)	Total
Three Months Ended March 29, 2025
Net sales	$562,717	$167,906	$176,004	$—	$906,627
Cost of sales	330,445	106,953	122,650	646	560,694
Other segment items (3)	80,865	30,887	32,738	19,363	163,853
Segment adjusted EBITDA (4)	151,407	30,066	20,616	(20,009)	182,080
Depreciation expense (5)	6,630	2,891	4,010	825	14,356
Amortization expense (6)	11,294	2,914	1,784	1,797	17,789
Net capital expenditures	6,739	19,291	7,252	450	33,732
Total assets	3,606,005	1,248,168	1,966,111	581,097	7,401,381

Three Months Ended March 30, 2024
Net sales	$581,413	$171,614	$173,899	$—	$926,926
Cost of sales	353,574	105,102	122,741	(849)	580,568
Other segment items (3)	75,907	26,693	39,956	18,016	160,572
Segment adjusted EBITDA (4)	151,932	39,819	11,202	(17,168)	185,785
Depreciation expense (5)	6,817	2,235	3,805	416	13,273
Amortization expense (6)	13,594	1,954	1,802	1,787	19,137
Net capital expenditures	6,056	1,845	5,259	583	13,743
Total assets	3,668,831	1,046,171	1,939,293	276,110	6,930,405

(1)Non-operating expenses are not allocated to the reportable segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.
(2)Includes corporate and other general company assets and operations.
(3)Other segment items for each reportable segment includes operating expenses, which primarily consist of selling, general and administrative expenses. Other segment items excludes the impact of depreciation, intangible amortization, restructuring, stock compensation and other items that neither relate to the ordinary course of the company’s business nor reflect the Company’s underlying business performance.
(4)Excludes the impacts mentioned in Other segment items.
(5)Includes depreciation on right of use assets.
(6)Includes amortization of deferred financing costs and Convertible Notes issuance costs.

A reconciliation of our segment information for earnings before income taxes to the corresponding amounts in the Consolidated Statements of Earnings is shown in the table below for the periods presented:

	Three Months Ended
	Mar 29, 2025	Mar 30, 2024
Adjusted EBITDA	$182,080	$185,785
Less: Other segment operating expenses (1)	41,482	48,652
Income from operations	140,598	137,133
Interest expense and deferred financing amortization, net	18,364	26,274
Net periodic pension benefit (other than service cost & curtailment)	(1,497)	(3,678)
Other expense (income), net	2,274	(300)
Earnings before income taxes	121,457	114,837
Provision for income taxes	29,105	28,269
Net earnings	$92,352	$86,568

(1)  Consists of the impact of depreciation, intangible amortization, restructuring, stock compensation and other items that neither relate to the ordinary course of the Company’s business nor reflect the Company’s underlying business performance.
Geographic Information
Long-lived assets, not including goodwill and other intangibles (in thousands):

	Mar 29, 2025	Mar 30, 2024
United States and Canada	$510,773	$506,334

Asia	37,466	39,136
Europe and Middle East	279,580	207,847
Latin America	10,165	12,370
Total international	$327,211	$259,353
	$837,984	$765,687
15)    Employee Retirement Plans
The following table summarizes the company's net periodic pension benefit related to the AGA Group pension plans (in thousands):

	Three Months Ended
	Mar 29, 2025	Mar 30, 2024
Net Periodic Pension Benefit:
Interest cost	$11,561	$10,780
Expected return on assets	(13,871)	(15,297)
Amortization of net loss	14	13
Amortization of prior service cost	668	659
	$(1,628)	$(3,845)

The pension costs for all other plans of the company were not material during the period. The service cost component is recognized within Selling, general and administrative expenses and the non-operating components of pension benefit are included within Net periodic pension benefit (other than service cost) in the Condensed Consolidated Statements of Comprehensive Income.
16)    Share Repurchases
In November 2017, the company's Board of Directors approved a stock repurchase program authorizing the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. In May 2022 and July 2024, the company's Board of Directors approved the repurchase of an additional 2,500,000 shares of its outstanding common stock under the current program. The company did not purchase shares of its common stock under the program during the three months ended March 30, 2024. During March 29, 2025, the company repurchased 192,048 shares of its common stock under the program for $29.2 million. As of March 29, 2025, 3,425,938 shares had been purchased under the stock repurchase program and 4,074,062 shares remained authorized for repurchase.

Subsequent to the end of the first quarter, in May 2025, the company's Board of Directors approved the repurchase of an additional 7,500,000 shares of its outstanding common stock under the current program.

The company also treats shares withheld for tax purposes on behalf of employees in connection with the vesting of restricted share grants as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. During the three months ended March 29, 2025 and March 30, 2024, the company repurchased 81,548 and 109,859 shares of its common stock that were surrendered to the company for withholding taxes related to restricted stock vestings for $13.6 million and $17.0 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company. Such factors include, but are not limited to, the possibility that the proposed spin-off of the company’s Food Processing business will not be consummated within the anticipated time period or at all and that the company may not realize all or any of the expected benefits of the spin-off; volatility in earnings resulting from goodwill impairment losses, which may occur irregularly and in varying amounts; variability in financing costs and interest rates; quarterly variations in operating results; dependence on key customers; international exposure; risks associated with the company’s foreign operations, including foreign exchange, tariffs and political risks affecting international sales; unfavorable tax law changes and tax authority rulings; ability to protect trademarks, copyrights and other intellectual property; cybersecurity attacks and other breaches in security; changing market conditions, including inflation; the impact of competitive products and pricing; the impact of announced management and organizational changes; the state of the residential construction, housing and home improvement markets; the state of the credit markets, including mortgages, home equity loans and consumer credit; intense competition in the company's business segments including the impact of both new and established global competitors; the timely development and market acceptance of the company’s products; the availability and cost of raw materials; the company's continued ability to realize profitable growth through the sourcing and completion of strategic acquisitions; and other risks detailed herein and from time-to-time in the company’s SEC filings, including the company’s 2024 Annual Report on Form 10-K. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this report are made only as of the date hereof and, except as required by federal securities laws and rules and regulations of the SEC, the company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Current Events

The current domestic and international political environment have contributed to uncertainty surrounding the future state of the global economy. Recent significant trade policy and tariff actions by the U.S. government and many other countries are creating significant uncertainty and potential risks for the company. The tariffs imposed to date have increased the cost of certain raw materials and components, and while the company is actively exploring opportunities to mitigate these increased costs, there can be no assurance of the company’s ability to offset the impact of these tariffs, fully or at all. Furthermore, the imposition of retaliatory tariffs from other countries on the company's exported products could negatively affect demand and future sales volumes. The long-term effects of current and future tariffs and any future trade policy changes on the global economy and the industries in which the company operates remain uncertain and could have a material adverse effect on our financial statements in any particular reporting period. Even in light of such headwinds, we remain focused on delivering strong financial results and executing on our long-term strategy and profitability objectives, as well as continuing to identify operational efficiencies in all aspects of our business.

In addition to tariffs, the company has been negatively impacted by inflation in wages, logistics, energy, raw materials and component costs. Price increases and pricing strategies have been implemented to mitigate the impact of cost inflation on margins and the company continues to actively monitor costs. Consumer demand has and may continue to be impacted by higher inflation levels and uncertainty surrounding the Federal Reserve’s interest rate policy decisions, as rates remained unchanged during the quarter.

The company continues to actively monitor global supply chain, labor and logistics constraints, which have had a negative impact on the company's ability to source parts and complete and ship units. While the company is seeing improvement on certain supply chain and logistics constraints, supply chains for certain key components remain distressed and uncertain given trade policy and tariff actions. The decreased availability of resources and inflationary costs have resulted in heightened inventory levels. To combat these pressures, the company has evaluated alternative sourcing, dual sourcing and collaborated across the organization, where appropriate, without materially presenting new risks or increasing current risks around quality and reliability. Our capital resources have been and the company expects they will continue to be sufficient to address these challenges.

Net Sales Summary
(dollars in thousands)

	Three Months Ended
	Mar 29, 2025		Mar 30, 2024
	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$562,717	62.1%	$581,413	62.7%
Food Processing	167,906	18.5	171,614	18.5
Residential Kitchen	176,004	19.4	173,899	18.8
Total	$906,627	100.0%	$926,926	100.0%

Results of Operations
 The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods:

	Three Months Ended
	Mar 29, 2025	Mar 30, 2024
Net sales	100.0%	100.0%
Cost of sales	61.8	62.6
Gross profit	38.2	37.4
Selling, general and administrative expenses	22.4	22.2
Restructuring	0.3	0.4
Income from operations	15.5	14.8
Interest expense and deferred financing amortization, net	2.0	2.8
Net periodic pension benefit (other than service costs)	(0.2)	(0.4)
Other expense (income), net	0.3	0.1
Earnings before income taxes	13.4	12.3
Provision for income taxes	3.2	3.0
Net earnings	10.2%	9.3%

Three Months Ended March 29, 2025 as compared to Three Months Ended March 30, 2024
NET SALES. Net sales for the three months period ended March 29, 2025 decreased by $20.3 million or 2.2% to $906.6 million as compared to $926.9 million in the three months period ended March 30, 2024. Net sales increased by $22.4 million, or 2.4%, from the fiscal 2024 acquisitions of GBT GmbH Bakery, MaxMac, Emery Thompson, JC Ford and Gorreri. Excluding acquisitions, net sales decreased $42.7 million, or 4.6%, from the prior year period. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the three months period ended March 29, 2025 decreased net sales by approximately $7.8 million or 0.8%. Excluding the impact of foreign exchange and acquisitions, sales decreased 3.8% for the three months period ended March 29, 2025 as compared to the prior year period, including a net sales decrease of 2.8% at the Commercial Foodservice Equipment Group, a net sales decrease of 12.9% at the Food Processing Equipment Group and a net sales increase of 2.0% at the Residential Kitchen Equipment Group.
•Net sales of the Commercial Foodservice Equipment Group decreased by $18.7 million, or 3.2%, to $562.7 million in the three months period ended March 29, 2025, as compared to $581.4 million in the prior year period. Excluding the acquisition of Emery Thompson, net sales decreased $20.8 million, or 3.6% at the Commercial Foodservice Equipment Group. Excluding the impact of foreign exchange, net sales decreased $16.2 million, or 2.8%. Domestically, the company realized a sales decrease of $11.8 million, or 2.8%, to $413.9 million, as compared to $425.7 million in the prior year period. Excluding the acquisition, the net decrease in domestic sales was $13.9 million, or 3.3%. The decrease in domestic sales is related to slower market conditions particularly with lower chain customer store traffic and replacement demand. International sales decreased $6.9 million, or 4.4%, to $148.8 million, as compared to $155.7 million in the prior year period. Excluding the impact of foreign exchange, the net sales decrease in international sales was $2.3 million, or 1.5%. The decrease in international sales is related to market conditions, primarily in the Latin American market.
•Net sales of the Food Processing Equipment Group decreased by $3.7 million, or 2.2%, to $167.9 million in the three months period ended March 29, 2025, as compared to $171.6 million in the prior year period. Net sales from the acquisitions of GBT GmbH Bakery, MaxMac, JC Ford and Gorreri, accounted for an increase of $20.3 million during the three months period ended March 29, 2025. Excluding the impact of foreign exchange and acquisitions, net sales decreased $22.2 million, or 12.9%, at the Food Processing Equipment Group. Domestically, the company realized a sales decrease of $10.6 million, or 10.2%, to $93.2 million, as compared to $103.8 million in the prior year period. Excluding acquisitions, the net decrease in domestic sales was $19.5 million, or 18.8%. The decrease in domestic sales was driven by lower sales volumes in both the protein and bakery products. International sales increased $6.9 million, or 10.2%, to $74.7 million, as compared to $67.8 million in the prior year period. Excluding the impact of foreign exchange and acquisitions, the net sales decrease in international sales was $2.7 million, or 4.0%. The decrease in international sales is primarily related to slow market conditions in the Asian markets within the bakery group.
•Net sales of the Residential Kitchen Equipment Group increased by $2.1 million, or 1.2%, to $176.0 million in the three months period ended March 29, 2025, as compared to $173.9 million in the prior year period. Excluding the impact of foreign exchange, net sales increased $3.5 million, or 2.0% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales increase of $5.9 million, or 5.5%, to $112.9 million, as compared to $107.0 million in the prior year period. The increase in domestic sales was primarily driven by growth in the Outdoor products. International sales decreased $3.8 million, or 5.7%, to $63.1 million, as compared to $66.9 million in the prior year period. Excluding the impact of foreign exchange, the net sales decrease in international sales was $2.4 million, or 3.6%. The decrease in international sales was primarily driven by slow market conditions in the European market.

GROSS PROFIT. Gross profit decreased to $345.9 million in the three months period ended March 29, 2025, as compared to $346.4 million in the prior year period, primarily driven by lower sales volumes. The impact of foreign exchange rates decreased gross profit by approximately $2.7 million. The gross margin rate was 38.2% in the three months period ended March 29, 2025, as compared to 37.4% in the prior year period.

•Gross profit at the Commercial Foodservice Equipment Group increased by $4.5 million, or 2.0%, to $232.3 million in the three months period ended March 29, 2025, as compared to $227.8 million in the prior year period. Excluding the acquisition of Emery Thompson, gross profit increased by $3.3 million. The impact of foreign exchange rates decreased gross profit by approximately $1.7 million. The gross margin rate increased to 41.3%, as compared to 39.2% in the prior year period, related to profitability initiatives and product mix. The gross margin rate, excluding the impact of foreign exchange and the acquisition, was 41.2%.

•Gross profit at the Food Processing Equipment Group decreased by $5.6 million, or 8.4%, to $61.0 million in the three months period ended March 29, 2025, as compared to $66.6 million in the prior year period. Gross profit from the acquisitions of GBT GmbH Bakery, MaxMac, JC Ford and Gorreri increased gross profit by $6.9 million. The impact of foreign exchange rates decreased gross profit by approximately $0.7 million. Excluding the acquisitions and the impact of foreign exchange rates, gross profit decreased by $11.8 million. The gross profit margin rate decreased to 36.3%, as compared to 38.8% in the prior year period, primarily related to lower sales volumes and product mix. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 36.7%.

•Gross profit at the Residential Kitchen Equipment Group increased by $2.2 million, or 4.3%, to $53.4 million in the three months period ended March 29, 2025, as compared to $51.2 million in the prior year period. The impact of foreign exchange rates decreased gross profit by approximately $0.3 million. Gross profit increased related to higher sales volume and benefits from cost reduction initiatives. The gross margin rate increased to 30.3%, as compared to 29.4% in the prior year period. The gross margin rate excluding the impact of foreign exchange was 30.3%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses decreased to $202.6 million in the three months period ended March 29, 2025, as compared to $206.0 million in the three months period ended March 30, 2024. As a percentage of net sales, selling, general, and administrative expenses were 22.4% in the three months period ended March 29, 2025 as compared to 22.2% in the three months period ended March 30, 2024.

Selling, general and administrative expenses reflect increased costs of $5.7 million associated with acquisitions, including $1.3 million of intangible amortization expense. Selling, general and administrative expenses decreased $7.2 million related to reduced compensation costs including commissions and stock based compensation and $2.7 million related to intangible amortization expense. This was partially offset by an increase in strategic transaction costs of $3.5 million. Foreign exchange rates had a favorable impact of $2.0 million.

RESTRUCTURING EXPENSES. Restructuring expenses decreased $0.5 million to $2.7 million for the three months period ended March 29, 2025, as compared to $3.2 million for the three months period ended March 30, 2024. Restructuring expenses in the three months period ended March 29, 2025 related primarily to headcount reductions and facility consolidations within the Residential Kitchen Equipment Group and Commercial Foodservice Group. Restructuring expenses in the three months period ended March 30, 2024 related primarily to headcount reductions and facility consolidations within all three segments.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $18.4 million in the three months period ended March 29, 2025, as compared to $26.3 million in the prior year period, primarily reflecting the decrease in net debt levels. Net periodic pension benefit (other than service costs) decreased $2.2 million to $1.5 million in the three months period ended March 29, 2025, as compared to $3.7 million in the prior year period, related to the increase in discount rate used to calculate the interest cost and decrease in expected return on assets as a result of the lower asset value and slightly lower assumed return on assets than in prior years. Other expense was $2.3 million in the three months period ended March 29, 2025, as compared to other income of $0.3 million in the prior year period and consists mainly of net foreign exchange gains and losses.

INCOME TAXES. A tax provision of $29.1 million, at an effective rate of 24.0%, was recorded during the three months period ended March 29, 2025, as compared to $28.3 million at an effective rate of 24.6%, in the prior year period. The effective tax rate for the three months period ended March 29, 2025 is higher than the U.S. statutory tax rate of 21% primarily due to state taxes and foreign tax rate differentials.

Financial Condition and Liquidity

Total cash and cash equivalents increased by $55.6 million to $745.1 million at March 29, 2025 from $689.5 million at December 28, 2024. Total debt amounted to $2.4 billion at March 29, 2025 and December 28, 2024.

OPERATING ACTIVITIES. Net cash provided by operating activities after changes in assets and liabilities amounted to $141.1 million as compared to $140.9 million in the prior year.
During the three months period ended March 29, 2025, working capital changes impacted operating cash flows primarily driven by increased inventory levels of $28.7 million, offset by an decrease in prepaid expenses and other assets of $19.3 million due to impacts from the timing of payments and status of over-time revenue contracts, an increase in accounts payable of $19.1 million and an increase of $11.1 million in accrued expenses and other liabilities, including impacts from the timing of payments made for taxes, various customer programs and incentive programs.
INVESTING ACTIVITIES. During the three months period ended March 29, 2025, net cash used for investing activities amounted to $34.8 million. This included $33.7 million to upgrade production equipment and manufacturing facilities.
FINANCING ACTIVITIES. Net cash flows used for financing activities amounted to $57.1 million during the three months period ended March 29, 2025. The company’s borrowing activities during 2025 included $10.9 million of net repayments under its Credit Facility. Additionally, during the first quarter of 2025, the company repurchased $42.8 million of Middleby common stock shares. This was comprised of $13.6 million to repurchase 81,548 shares of Middleby common stock that were surrendered to the company for withholding taxes related to restricted stock vestings and $29.2 million used to repurchase shares of its common stock under a repurchase program.
At March 29, 2025, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
Recently Issued Accounting Standards

See Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 4 - Recently Issued Accounting Standards, of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
Management's discussion and analysis of financial condition and results of operations are based upon the company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures. On an ongoing basis, the company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions and any such differences could be material to the company's consolidated financial statements. There have been no changes in the company's critical accounting policies, which include revenue recognition, inventories, goodwill and indefinite-life intangibles, convertible debt, pensions benefits, and income taxes, as discussed in the company's Annual Report on Form 10-K for the year ended December 28, 2024 (the “2024 Annual Report on Form 10-K”).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations:

Twelve Month Period coinciding with the end of the company's Fiscal First Quarter	Variable Rate Debt

2026 (1)	$789,860
2027	1,589,435
2028	876
2029	721
2030 and thereafter	4,281
$2,385,173
(1) The current year debt payable includes the maturities of the convertible notes.

The company is exposed to interest rate risk on its floating-rate debt. The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. Prior to July 1, 2023, the company amended its Credit Facility and the existing interest rate swap agreements to transition the interest reference rate from one-month LIBOR to one-month Secured Overnight Financing Rate ("SOFR"). There were no other changes to the company's Credit Facility or timing of cash flows. The amendment was entered into because the LIBOR rate historically used was no longer published after June 30, 2023. The company utilized expedients within ASC 848 to conclude that this amendment should be treated as a non-substantial modification of the existing contract, resulting in no impact to the company's consolidated financial statements. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of March 29, 2025, the fair value of these instruments was an asset of $22.8 million. The change in fair value of these swap agreements in the first three months of 2025 was a loss of $5.4 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.
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
Foreign Exchange Derivative Financial Instruments
The company uses derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third-party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted foreign exchange rates would not have a material impact on the company's financial position, results of operations and cash flows. The fair value of the forward and option contracts was a loss of $1.0 million at the end of the first quarter of 2025.
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
As of March 29, 2025, the company's management, with the participation of the company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended March 29, 2025, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended March 29, 2025, except as follows:
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
December 29, 2024 to January 25, 2025	85,183	$138.25	85,183	4,180,927
January 26, 2025 to February 22, 2025	44,890	168.85	44,890	4,136,037
February 23, 2025 to March 29, 2025	61,975	157.96	61,975	4,074,062
Quarter ended March 29, 2025	192,048	$151.76	192,048	4,074,062

(1) On November 7, 2017, the company's Board of Directors resolved to terminate the company's existing share repurchase program, effective as of such date, which was originally adopted in 1998, and approved a new stock repurchase program. This program authorizes the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. In May 2022 and July 2024, the company's Board of Directors approved the repurchase of an additional 2,500,000 shares of its outstanding common stock under the current program. As of March 29, 2025, the total number of shares authorized for repurchase under the program is 7,500,000 shares. As of March 29, 2025, 3,425,938 shares had been purchased under the stock repurchase program and 4,074,062 shares remained authorized for repurchase.

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
Subsequent to the end of the first quarter, in May 2025, the company's Board of Directors approved the repurchase of an additional 7,500,000 shares of its outstanding common stock under the current program.

Item 6. Exhibits

Exhibits:
Exhibit 10.1 –
Cooperation Agreement, dated February 24, 2025, by and among Garden Investment Management, L.P. and The Middleby Corporation, incorporated by reference to the company's Form 8-K, Exhibit 10.1, dated February 25, 2205, filed on February 25, 2025.

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

Exhibit 101 –
Financial statements on Form 10-Q for the quarter ended March 29, 2025, filed on May 8, 2025, formatted in Inline Extensive Business Reporting Language (iXBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

Exhibit 104 –	Cover Page Interactive Data File (formatted as Inline Extensive Business Reporting Language (iXBRL) and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	May 8, 2025	By:	/s/ Bryan E. Mittelman
Bryan E. Mittelman
Chief Financial Officer