Form 10-Q
period 2025-06-28
MIDDLEBY Corp
filed 2025-08-07
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 28, 2025
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
As of August 4, 2025, there were 50,682,386 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION

QUARTER ENDED JUNE 28, 2025

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

ASSETS	Jun 28, 2025	Dec 28, 2024
Current assets:
Cash and cash equivalents	$511,499	$689,533
Accounts receivable, net of reserve for doubtful accounts of $26,778 and $24,597	665,833	643,355
Inventories, net	888,670	841,567
Prepaid expenses and other	134,168	131,566
Prepaid taxes	59,420	24,022
Total current assets	2,259,590	2,330,043
Property, plant and equipment, net of accumulated depreciation of $413,046 and $377,408	570,414	525,965
Goodwill	2,592,312	2,518,222
Other intangibles, net of amortization of $673,959 and $633,842	1,614,020	1,611,037
Long-term deferred tax assets	6,768	6,281
Pension benefits assets	104,608	91,207
Other assets	188,171	200,396
Total assets	$7,335,883	$7,283,151

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$44,010	$43,949
Accounts payable	235,746	208,908
Accrued expenses	601,026	576,465
Total current liabilities	880,782	829,322
Long-term debt	2,331,772	2,351,118
Long-term deferred tax liability	303,353	252,062
Accrued pension benefits	9,188	9,573
Other non-current liabilities	188,233	202,645
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 64,467,826 and 64,264,828 shares issued in 2025 and 2024, respectively	148	148
Paid-in capital	528,889	520,177
Treasury stock, at cost; 13,070,337 and 10,574,619 shares in 2025 and 2024, respectively	(1,309,723)	(940,691)
Retained earnings	4,526,495	4,328,187
Accumulated other comprehensive loss	(123,254)	(269,390)
Total stockholders' equity	3,622,555	3,638,431
Total liabilities and stockholders' equity	$7,335,883	$7,283,151

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jun 28, 2025	Jun 29, 2024	Jun 28, 2025	Jun 29, 2024
Net sales	$977,859	$991,546	$1,884,486	$1,918,472
Cost of sales	606,568	611,904	1,167,262	1,192,472
Gross profit	371,291	379,642	717,224	726,000
Selling, general and administrative expenses	213,611	198,584	416,217	404,632
Restructuring expenses	2,288	5,350	5,017	8,527
Income from operations	155,392	175,708	295,990	312,841
Interest expense and deferred financing amortization, net	19,844	24,566	38,208	50,840
Net periodic pension benefit (other than service costs)	(1,580)	(3,690)	(3,077)	(7,368)
Other expense (income), net	4,134	56	6,408	(244)
Earnings before income taxes	132,994	154,776	254,451	269,613
Provision for income taxes	27,038	39,381	56,143	67,650
Net earnings	$105,956	$115,395	$198,308	$201,963

Net earnings per share:
Basic	$2.01	$2.15	$3.73	$3.76
Diluted	$1.99	$2.13	$3.68	$3.72
Weighted average number of shares
Basic	52,616	53,765	53,105	53,710
Dilutive common stock equivalents	538	307	783	523
Diluted	53,154	54,072	53,888	54,233
Comprehensive income	$212,664	$104,000	$344,444	$168,523

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(amounts in thousands)
(Unaudited)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, March 29, 2025	$148	$522,665	$(983,469)	$4,420,539	$(229,962)	$3,729,921
Net earnings	—	—	—	105,956	—	105,956
Currency translation adjustments	—	—	—	—	114,647	114,647
Change in unrecognized pension benefit costs, net of tax of $669	—	—	—	—	(4,222)	(4,222)
Unrealized loss on interest rate swap, net of tax of $(1,102)	—	—	—	—	(3,717)	(3,717)
Stock compensation	—	6,224	—	—	—	6,224
Purchase of treasury stock	—	—	(326,254)	—	—	(326,254)
Balance, June 28, 2025	$148	$528,889	$(1,309,723)	$4,526,495	$(123,254)	$3,622,555

Balance, December 28, 2024	$148	$520,177	$(940,691)	$4,328,187	$(269,390)	$3,638,431
Net earnings	—	—	—	198,308	—	198,308
Currency translation adjustments	—	—	—	—	161,476	161,476
Change in unrecognized pension benefit costs, net of tax of $939	—	—	—	—	(6,174)	(6,174)
Unrealized loss on interest rate swap, net of tax of $(2,803)	—	—	—	—	(9,166)	(9,166)
Stock compensation	—	8,712	—	—	—	8,712
Purchase of treasury stock	—	—	(369,032)	—	—	(369,032)
Balance, June 28, 2025	$148	$528,889	$(1,309,723)	$4,526,495	$(123,254)	$3,622,555

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, March 30,2024	$148	$493,038	$(923,026)	$3,986,322	$(245,243)	$3,311,239
Net earnings	—	—	—	115,395	—	115,395
Currency translation adjustments	—	—	—	—	(9,528)	(9,528)
Change in unrecognized pension benefit costs, net of tax of $98	—	—	—	—	524	524
Unrealized loss on interest rate swap, net of tax of $748	—	—	—	—	(2,391)	(2,391)
Stock compensation	—	7,648	—	—	—	7,648
Purchase of treasury stock	—	—	(976)	—	—	(976)
Balance, June 29, 2024	$148	$500,686	$(924,002)	$4,101,717	$(256,638)	$3,421,911

Balance, December 30, 2023	$148	$479,216	$(906,031)	$3,899,754	$(223,198)	$3,249,889
Net earnings	—	—	—	201,963	—	201,963
Currency translation adjustments	—	—	—	—	(36,014)	(36,014)
Change in unrecognized pension benefit costs, net of tax of $336	—	—	—	—	1,575	1,575
Unrealized gain on interest rate swap, net of tax of $(856)	—	—	—	—	999	999
Stock compensation	—	21,470	—	—	—	21,470
Purchase of treasury stock	—	—	(17,971)	—	—	(17,971)
Balance, June 29, 2024	$148	$500,686	$(924,002)	$4,101,717	$(256,638)	$3,421,911

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	Jun 28, 2025	Jun 29, 2024
Cash flows from operating activities--
Net earnings	$198,308	$201,963
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	64,335	64,056
Non-cash share-based compensation	8,712	21,470
Deferred income taxes	40,612	(18,325)
Net periodic pension benefit (other than service costs)	(3,077)	(7,368)
Other non-cash items	(134)	662
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(5,608)	14,793
Inventories, net	(21,412)	7,687
Prepaid expenses and other assets	(20,654)	(419)
Accounts payable	17,662	13,728
Accrued expenses and other liabilities	(15,607)	(7,830)
Net cash provided by operating activities	263,137	290,417
Cash flows from investing activities--
Net additions to property, plant and equipment	(54,651)	(24,680)
Purchase of intangible assets	(1,114)	(80)
Acquisitions, net of cash acquired	(3,491)	(5,557)
Net cash used in investing activities	(59,256)	(30,317)
Cash flows from financing activities--
Repayments under Credit Facility	(21,875)	(21,875)
Net repayments under foreign bank loan	(744)	(1,122)
Payments of deferred purchase price	(15,033)	(1,597)
Repurchase of treasury stock	(365,691)	(17,971)
Other, net	(116)	(110)
Net cash used in financing activities	(403,459)	(42,675)
Effect of exchange rates on cash and cash equivalents	21,544	(5,464)
Changes in cash and cash equivalents--
Net (decrease) increase in cash and cash equivalents	(178,034)	211,961
Cash and cash equivalents at beginning of year	689,533	247,496
Cash and cash equivalents at end of period	$511,499	$459,457

See accompanying notes

THE MIDDLEBY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 2025
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
In the opinion of management, the financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the company as of June 28, 2025 and December 28, 2024, the results of operations for the three and six months ended June 28, 2025 and June 29, 2024, cash flows for the six months ended June 28, 2025 and June 29, 2024 and statement of stockholders' equity for the three and six months ended June 28, 2025 and June 29, 2024.
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
Proposed Separation Transaction
On February 25, 2025, the company announced its intent to separate its Food Processing business through a spin-off of the Food Processing business, under which the stock of Food Processing, as a new independent publicly traded company, will be distributed to Middleby’s shareholders. As of the date hereof, Middleby is targeting completion of the separation by first half of 2026, subject to certain customary conditions, including, among others, final approval by the company’s Board of Directors and the effectiveness of appropriate filings with the SEC. The spin-off of Food Processing is expected to be tax-free for U.S. federal income tax purposes. There can be no assurance that any separation transaction will ultimately occur or, if one does occur, of its terms or timing.
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
b)Non-Cash Share-Based Compensation
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $6.2 million and $7.6 million for the three months period ended June 28, 2025 and June 29, 2024, respectively. Non-cash share-based compensation expense was $8.7 million and $21.5 million for the six months period ended June 28, 2025 and June 29, 2024, respectively.

c)Income Taxes
A tax provision of $27.0 million, at an effective rate of 20.3%, was recorded during the three months period ended June 28, 2025, as compared to a $39.4 million tax provision at an effective rate of 25.4% in the prior year period. A tax provision of $56.1 million, at an effective rate of 22.1%, was recorded during the six months period ended June 28, 2025, as compared to a $67.7 million tax provision at an effective rate of 25.1% in the prior year period. During the three months period ended June 28, 2025, the effective tax rate was less than prior period ending due to discrete tax benefits associated with internal restructuring. The effective tax rate for the three months period ended June 28, 2025, when excluding the internal restructuring tax benefit, is higher than the U.S. statutory tax rate of 21.0% primarily due to state taxes and foreign tax rate differentials.

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
The company’s financial assets and liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of June 28, 2025
Financial Assets:
Interest rate swaps	$—	$17,983	$—	$17,983

Financial Liabilities:
Contingent consideration	$—	$—	$34,545	$34,545
Foreign exchange derivative contracts	$—	$663	$—	$663

As of December 28, 2024
Financial Assets:
Interest rate swaps	$—	$29,952	$—	$29,952

Financial Liabilities:
Contingent consideration	$—	$—	$53,228	$53,228
Foreign exchange derivative contracts	$—	$1,400	$—	$1,400
The contingent consideration as of June 28, 2025 and December 28, 2024 relates to the earnout provisions recorded in conjunction with various purchase agreements.

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
The following table represents changes in the fair value of the contingent consideration liabilities:

June 28, 2025
Beginning balance	$53,228
Payments of contingent consideration	(17,593)
Changes in fair value	(1,090)
Ending balance	$34,545

e)    Consolidated Statements of Cash Flows
Cash paid for interest was $45.7 million and $51.1 million for the six months ended June 28, 2025 and June 29, 2024, respectively. Cash payments totaling $50.3 million and $48.1 million were made for income taxes for the six months ended June 28, 2025 and June 29, 2024, respectively.
f)    Earnings Per Share
“Basic earnings per share” is calculated based upon the weighted average number of common shares actually outstanding, and “diluted earnings per share” is calculated based upon the weighted average number of common shares outstanding and other dilutive securities.
The company’s potentially dilutive securities consist of shares issuable upon vesting of restricted stock grants, computed using the treasury method and amounted to 28,000 and 6,000 for the three months ended June 28, 2025 and June 29, 2024.
The company’s potentially dilutive securities consist of shares issuable upon vesting of restricted stock grants, computed using the treasury method and amounted to 14,000 and 4,000 for the six months ended June 28, 2025 and June 29, 2024.
For the six months ended June 28, 2025 and June 29, 2024, the average market price of the company's common stock exceeded the exercise price of the Convertible Notes (as defined below) resulting in 769,000 and 519,000 diluted common stock equivalents to be included in the diluted net earnings per share, respectively. There have been no material conversions to date. See Note 12, Financing Arrangements for further details on the Convertible Notes.

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
2025 Acquisitions
There were no material acquisitions incurred during the six months ended June 28, 2025.
2024 Acquisitions
During 2024, the company completed various acquisitions that were not individually material. The following estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition date for the 2024 acquisitions and are summarized as follows (in thousands):

	Preliminary Opening Balance Sheet	Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$7,868	$9	$7,877
Current assets	41,836	(1,627)	40,209
Property, plant and equipment	31,515	(504)	31,011
Goodwill	61,046	178	61,224
Other intangibles	32,248	—	32,248
Long-term deferred tax asset	9	65	74
Other assets	266	1,049	1,315
Current portion of long-term debt	(290)	—	(290)
Current liabilities	(42,304)	1,296	(41,008)
Long-term debt	(369)	—	(369)
Long-term deferred tax liability	(1,132)	—	(1,132)
Other non-current liabilities	(10,763)	(466)	(11,229)

Consideration paid at closing	$119,930	$—	$119,930

Deferred payments	—	76	76
Contingent consideration	8,681	—	8,681

Net assets acquired and liabilities assumed	$128,611	$76	$128,687
The net long-term deferred tax liability amounted to $1.1 million. The net deferred tax liability is related to the difference between the book and tax basis of identifiable intangible assets.
The goodwill and $16.7 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $12.1 million allocated to customer relationships, $1.1 million allocated to developed technology, and $2.3 million allocated to backlog, which are being amortized over periods of 5 years to 7 years, 7 years, and 3 months to 9 months, respectively. Goodwill of $48.0 million and other intangibles of $24.0 million are allocated to the Food Processing Equipment Group for segment reporting purposes. Goodwill of $13.2 million and other intangibles of $8.2 million are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. Of these assets, goodwill of $52.8 million and intangibles of $28.0 million are expected to be deductible for tax purposes.

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
Pro Forma Financial Information

In accordance with ASC 805 Business Combinations, the following unaudited pro forma results of operations for the six months ended June 28, 2025 and June 29, 2024, assumes the 2024 and 2025 acquisitions described above were completed on December 31, 2023 (first day of fiscal year 2024). The following pro forma results include adjustments to reflect amortization of intangibles associated with the acquisitions and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	Six Months Ended
	June 28, 2025	June 29, 2024
Net sales	$1,884,486	$1,960,029
Net earnings	199,829	197,068

Net earnings per share:
Basic	$3.76	$3.67
Diluted	$3.71	$3.63

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

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Three Months Ended June 28, 2025
United States and Canada	$412,575	$124,950	$111,122	$648,647
Asia	51,835	7,456	3,198	62,489
Europe and Middle East	96,244	65,223	64,673	226,140
Latin America	19,951	18,566	2,066	40,583
Total	$580,605	$216,195	$181,059	$977,859

Six Months Ended June 28, 2025
United States and Canada	$826,435	$218,113	$223,973	$1,268,521
Asia	100,550	11,160	6,006	117,716
Europe and Middle East	178,295	119,911	123,593	421,799
Latin America	38,042	34,917	3,491	76,450
Total	$1,143,322	$384,101	$357,063	$1,884,486

Three Months Ended June 29, 2024
United States and Canada	$441,666	$109,388	$124,777	$675,831
Asia	55,700	7,243	3,843	66,786
Europe and Middle East	90,018	58,602	61,468	210,088
Latin America	22,427	13,739	2,675	38,841
Total	$609,811	$188,972	$192,763	$991,546

Six Months Ended June 29, 2024
United States and Canada	$867,409	$213,203	$231,818	$1,312,430
Asia	106,783	13,915	6,439	127,137
Europe and Middle East	173,062	107,848	123,625	404,535
Latin America	43,970	25,620	4,780	74,370
Total	$1,191,224	$360,586	$366,662	$1,918,472
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

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

	Jun 28, 2025	Dec 28, 2024
Contract assets	$56,740	$68,025
Contract liabilities	$137,221	$120,503
Non-current contract liabilities	$21,839	$19,930

During the six months period ended June 28, 2025, the company reclassified $33.9 million to receivables, which was included in the contract asset balance at the beginning of the period. During the six months period ended June 28, 2025, the company recognized revenue of $71.3 million, which was included in the contract liability balance at the beginning of the period. Additions to contract liabilities representing amounts billed to clients in excess of revenue recognized to date were $95.0 million during the six months period ended June 28, 2025.

Remaining Performance Obligations

Substantially all of the company's outstanding performance obligations will be satisfied within 12 to 36 months. There were no contract asset impairments during the six months period ended June 28, 2025.

6)    Other Comprehensive Income
Changes in accumulated other comprehensive income(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Balance as of December 28, 2024	$(213,255)	$(78,534)	$22,399	$(269,390)
Other comprehensive income before reclassification	161,476	(7,225)	94	154,345
Amounts reclassified from accumulated other comprehensive income	—	1,051	(9,260)	(8,209)
Net current-period other comprehensive income	$161,476	$(6,174)	$(9,166)	$146,136
Balance as of June 28, 2025	$(51,779)	$(84,708)	$13,233	$(123,254)

Balance as of December 30, 2023	$(145,490)	$(109,713)	$32,005	$(223,198)
Other comprehensive income before reclassification	(36,014)	565	15,424	(20,025)
Amounts reclassified from accumulated other comprehensive income	—	1,010	(14,425)	(13,415)
Net current-period other comprehensive income	$(36,014)	$1,575	$999	$(33,440)
Balance as of June 29, 2024	$(181,504)	$(108,138)	$33,004	$(256,638)

(1) As of June 28, 2025, pension and unrealized loss on interest rate swap amounts, net of tax, were $14.8 million and $5.2 million, respectively. During the six months ended June 28, 2025, the adjustments to pension and unrealized loss on interest rate swap amounts, net of tax, were $0.9 million and $(2.8) million, respectively. As of June 29, 2024, pension and unrealized gain on interest rate swap amounts, net of tax, were $4.3 million and $10.3 million, respectively. During the six months ended June 29, 2024, the adjustments to pension and unrealized gain on interest rate swap amounts, net of tax, were $0.3 million and $(0.9) million, respectively.
Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	Jun 28, 2025	Jun 29, 2024	Jun 28, 2025	Jun 29, 2024
Net earnings	$105,956	$115,395	$198,308	$201,963
Currency translation adjustment	114,647	(9,528)	161,476	(36,014)
Pension liability adjustment, net of tax	(4,222)	524	(6,174)	1,575
Unrealized (loss) gain on interest rate swaps, net of tax	(3,717)	(2,391)	(9,166)	999
Comprehensive income	$212,664	$104,000	$344,444	$168,523
7)    Inventories
Inventories at June 28, 2025 and December 28, 2024 are as follows (in thousands):

	Jun 28, 2025	Dec 28, 2024
Raw materials and parts	$450,922	$453,273
Work-in-process	92,676	76,601
Finished goods	345,072	311,693
	$888,670	$841,567

8)    Goodwill
Changes in the carrying amount of goodwill for the six months ended June 28, 2025 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of December 28, 2024	$1,312,085	$432,161	$773,976	$2,518,222
Goodwill acquired during the year	—	—	—	—
Measurement period adjustments to goodwill acquired in prior year	(939)	1,231	—	292
Exchange effect and other	(13,549)	52,473	34,874	73,798
Balance as of June 28, 2025	$1,297,597	$485,865	$808,850	$2,592,312

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

9)    Intangibles

Intangible assets consist of the following (in thousands):

	June 28, 2025			December 28, 2024
	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	6.0	$862,684	$(615,778)	6.4	$850,540	$(581,301)
Backlog	0.1	2,197	(2,037)	0.3	2,192	(804)
Developed technology	7.1	101,677	(56,144)	7.4	98,921	(51,737)
		$966,558	$(673,959)		$951,653	$(633,842)
Indefinite-lived assets:
Trademarks and tradenames		$1,321,421			$1,293,226

The aggregate intangible amortization expense was $15.4 million and $16.2 million for the three months period ended June 28, 2025 and June 29, 2024, respectively. The aggregate intangible amortization expense was $31.4 million and $33.6 million for the six months period ended June 28, 2025 and June 29, 2024, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Twelve Month Period coinciding with the end of the company's Fiscal Second Quarter	Amortization Expense

2026	$58,976
2027	52,355
2028	44,637
2029	39,003
2030	34,240
Thereafter	63,388
$292,599

10)    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	Jun 28, 2025	Dec 28, 2024
Contract liabilities	$137,221	$120,503
Accrued payroll and related expenses	104,977	107,061
Accrued warranty	101,847	98,306
Accrued customer rebates	51,116	54,558
Accrued short-term leases	27,305	27,938
Accrued sales and other tax	24,679	20,626
Accrued contingent consideration	21,724	25,748
Accrued professional fees	18,232	13,973
Accrued agent commission	17,915	16,730
Accrued product liability and workers compensation	9,505	10,386
Other accrued expenses	86,505	80,636

	$601,026	$576,465

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

A rollforward of the warranty reserve is as follows (in thousands):

Six Months Ended
Jun 28, 2025
Balance as of December 28, 2024	$98,306
Warranty expense	44,365
Warranty claims	(40,824)
Balance as of June 28, 2025	$101,847

12)    Financing Arrangements

	Jun 28, 2025	Dec 28, 2024
	(in thousands)
Term loan facility	$916,731	$928,542
Delayed draw term loan facility	703,125	712,500
Convertible senior notes	746,870	745,074
Foreign loans	8,709	8,489
Other debt arrangement	347	462
Total debt	2,375,782	2,395,067
Less: Current maturities of long-term debt	44,010	43,949
Long-term debt	$2,331,772	$2,351,118
Credit Facility
As of June 28, 2025, the company had $1.6 billion of borrowings outstanding under its credit facility (the "Credit Facility"), including $918.7 million outstanding under the term loan ($916.7 million, net of unamortized issuance fees) and $703.1 million outstanding under the delayed draw term loan. The company also had $5.6 million in outstanding letters of credit as of June 28, 2025, which reduces the borrowing availability under the Credit Facility. Remaining borrowing capacity under this facility was $2.7 billion at June 28, 2025.
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
At June 28, 2025, borrowings under the Credit Facility accrued interest at a rate of 1.375% above the daily simple or term Secured Overnight Financing Rate (“SOFR”) per annum or 0.375% above the highest of the prime rate, the federal funds rate plus 0.50% and one month Term SOFR plus 1.00%. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. As of June 28, 2025, borrowings under the Credit Facility accrued interest at a minimum of 1.375% above SOFR (with an additional spread adjustment of 0.10%) and the variable unused commitment fee will be at a minimum of 0.20%. The average interest rate per annum, inclusive of hedging instruments, on the debt under the Credit Facility was equal to 4.69% at the end of the period and the variable commitment fee was equal to 0.20% per annum as of June 28, 2025.
In addition, the company has international credit facilities to fund working capital needs outside the United States. At June 28, 2025, these foreign credit facilities amounted to $8.7 million in U.S. Dollars with a weighted average per annum interest rate of approximately 2.50%.

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

	Jun 28, 2025		Dec 28, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt excluding convertible senior notes	$1,628,913	$1,630,932	$1,649,994	$1,652,702
The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At June 28, 2025, the company had outstanding floating-to-fixed interest rate swaps totaling $355.0 million notional amount carrying an average interest rate of 1.96% maturing in less than 12 months and $315.0 million notional amount carrying an average interest rate of 1.28% that mature in more than 12 months but less than 32 months.

At June 28, 2025, the company was in compliance with all covenants pursuant to its borrowing agreements.

Convertible Notes
The following table summarizes the outstanding principal amount and carrying value of the Convertible Notes:

	Jun 28, 2025	Dec 28, 2024
	(in thousands)
Principal amounts:
Principal	$747,499	$747,499
Unamortized issuance costs	(629)	(2,425)
Net carrying amount	$746,870	$745,074
The following table summarizes total interest expense recognized related to the Convertible Notes:

	Three Months Ended		Six Months Ended
	Jun 28, 2025	Jun 29, 2024	Jun 28, 2025	Jun 29, 2024
Contractual interest expense	$1,848	$1,848	$3,738	$3,716
Interest cost related to amortization of issuance costs	888	888	1,796	1,786
Total interest expense	$2,736	$2,736	$5,534	$5,502
The estimated fair value of the Convertible Notes was $829.7 million as of June 28, 2025 and was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 1(d), Fair Value Measurements, in these Notes to the Condensed Consolidated Financial Statement. The if-converted value of the Convertible Notes exceeded their respective principal value by $94.8 million as of June 28, 2025.

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
13)    Financial Instruments
Foreign Exchange: The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third-party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The notional amount of foreign currency contracts outstanding was $137.0 million and $239.3 million as of June 28, 2025 and December 28, 2024, respectively. The fair value of the forward and option contracts was a loss of $0.7 million at the end of the second quarter of 2025.
Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swapped one-month LIBOR for fixed rates. In February 2022, the company entered into an additional floating-to-fixed interest rate swap agreement that uses a daily SOFR in lieu of LIBOR. In April 2023, all outstanding LIBOR swap agreements were amended to one month term SOFR. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of June 28, 2025, the fair value of these instruments was an asset of $18.0 million. The change in fair value of these swap agreements in the first six months of 2025 was a loss of $9.2 million, net of taxes.
The following table summarizes the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated Balance Sheet Presentation	Jun 28, 2025	Dec 28, 2024
Fair value	Prepaid expense and other	$2,992	$1,986
Fair value	Other assets	$14,991	$27,966

The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended		Six Months Ended
	Presentation of Gain/(loss)	Jun 28, 2025	Jun 29, 2024	Jun 28, 2025	Jun 29, 2024
Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$(220)	$3,721	$(2,709)	$14,568
Gain reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$4,599	$6,859	$9,260	$14,425
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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Six Months Ended
	Jun 28, 2025		Jun 29, 2024		Jun 28, 2025		Jun 29, 2024
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$580,605	59.4%	$609,811	61.5%	$1,143,322	60.7%	$1,191,224	62.1%
Food Processing	216,195	22.1	188,972	19.1	384,101	20.4	360,586	18.8
Residential Kitchen	181,059	18.5	192,763	19.4	357,063	18.9	366,662	19.1
Total	$977,859	100.0%	$991,546	100.0%	$1,884,486	100.0%	$1,918,472	100.0%

The following table summarizes the results of operations for the company's business segments(1) (dollars in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other(2)	Total
Three Months Ended June 28, 2025
Net sales	$580,605	$216,195	$181,059	$—	$977,859
Cost of sales	346,454	135,279	125,869	(1,034)	606,568
Other segment items (3)	77,603	35,070	36,587	21,838	171,098
Segment adjusted EBITDA (4)	156,548	45,846	18,603	(20,804)	200,193
Depreciation expense (5)	6,911	3,095	4,294	698	14,998
Amortization expense (6)	10,952	2,629	1,835	1,776	17,192
Net capital expenditures	8,464	6,432	6,335	(312)	20,919

Six Months Ended June 28, 2025
Net sales	$1,143,322	$384,101	$357,063	$—	$1,884,486
Cost of sales	676,899	242,232	248,519	(388)	1,167,262
Other segment items (3)	158,468	65,957	69,325	41,201	334,951
Segment adjusted EBITDA (4)	307,955	75,912	39,219	(40,813)	382,273
Depreciation expense (5)	13,541	5,986	8,304	1,523	29,354
Amortization expense (6)	22,246	5,543	3,619	3,573	34,981
Net capital expenditures	15,203	25,723	13,587	138	54,651
Total assets	3,620,651	1,310,279	1,994,994	409,959	7,335,883

Three Months Ended June 29, 2024
Net sales	$609,811	$188,972	$192,763	$—	$991,546
Cost of sales	362,173	114,869	135,763	(901)	611,904
Other segment items (3)	76,057	28,425	39,496	19,276	163,254
Segment adjusted EBITDA (4)	171,581	45,678	17,504	(18,375)	216,388
Depreciation expense (5)	6,704	2,478	3,969	430	13,581
Amortization expense (6)	12,729	1,760	1,799	1,778	18,066
Net capital expenditures	4,199	2,545	3,760	433	10,937

Six Months Ended June 29, 2024
Net sales	$1,191,224	$360,586	$366,662	$—	$1,918,472
Cost of sales	715,747	219,971	258,504	(1,750)	1,192,472
Other segment items (3)	151,962	55,119	79,452	37,294	323,827
Segment adjusted EBITDA (4)	323,515	85,496	28,706	(35,544)	402,173
Depreciation expense (5)	13,521	4,713	7,774	846	26,854
Amortization expense (6)	26,323	3,714	3,601	3,564	37,202
Net capital expenditures	10,254	4,391	9,019	1,016	24,680
Total assets	3,632,701	1,057,852	1,939,941	395,289	7,025,783

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

A reconciliation of our segment information for earnings before income taxes to the corresponding amounts in the Consolidated Statements of Earnings is shown in the table below for the periods presented:

	Three Months Ended		Six Months Ended
	Jun 28, 2025	Jun 29, 2024	Jun 28, 2025	Jun 29, 2024
Adjusted EBITDA	$200,193	$216,388	$382,273	$402,173
Less: Other segment operating expenses (1)	44,801	40,680	86,283	89,332
Income from operations	155,392	175,708	295,990	312,841
Interest expense and deferred financing amortization, net	19,844	24,566	38,208	50,840
Net periodic pension benefit (other than service cost & curtailment)	(1,580)	(3,690)	(3,077)	(7,368)
Other expense (income), net	4,134	56	6,408	(244)
Earnings before income taxes	132,994	154,776	254,451	269,613
Provision for income taxes	27,038	39,381	56,143	67,650
Net earnings	$105,956	$115,395	$198,308	$201,963

(1)  Consists of the impact of depreciation, intangible amortization, restructuring, stock compensation and other items that neither relate to the ordinary course of the company’s business nor reflect the company’s underlying business performance.
Geographic Information
Long-lived assets, not including goodwill and other intangibles (in thousands):

	Jun 28, 2025	Jun 29, 2024
United States and Canada	$515,738	$497,504

Asia	38,567	39,772
Europe and Middle East	305,153	210,869
Latin America	10,503	11,613
Total international	$354,223	$262,254
	$869,961	$759,758

15)    Employee Retirement Plans

The following table summarizes the company's net periodic pension benefit related to the AGA Group pension plans (in thousands):

	Three Months Ended		Six Months Ended
	Jun 28, 2025	Jun 29, 2024	Jun 28, 2025	Jun 29, 2024
Net Periodic Pension Benefit:
Interest cost	$12,173	$10,809	$23,734	$21,589
Expected return on assets	(14,605)	(15,340)	(28,476)	(30,637)
Amortization of net loss	16	13	30	26
Amortization of prior service cost	703	660	1,371	1,319
	$(1,713)	$(3,858)	$(3,341)	$(7,703)

The pension costs for all other plans of the company were not material during the period. The service cost component is recognized within Selling, general and administrative expenses and the non-operating components of pension benefit are included within Net periodic pension benefit (other than service cost) in the Condensed Consolidated Statements of Comprehensive Income.
16)    Share Repurchases
In November 2017, the company's Board of Directors approved a stock repurchase program authorizing the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. In May 2022, July 2024 and May 2025, the company's Board of Directors approved the repurchase of an additional 2,500,000, 2,500,000 and 7,500,000 shares of its outstanding common stock under the current program, respectively.

During three and six months ended June 28, 2025, the company repurchased 2,220,686 and 2,412,734 shares of its common stock under the program for $322.7 million and $351.9 million, respectively. As of June 28, 2025, 5,646,624 shares had been purchased under the stock repurchase program and 9,353,376 shares remained authorized for repurchase.

The company also treats shares withheld for tax purposes on behalf of employees in connection with the vesting of restricted share grants as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. During the three and six months ended June 28, 2025, the company repurchased 1,436 and 82,984 shares of its common stock that were surrendered to the company for withholding taxes related to restricted stock vestings for $0.2 million and $13.8 million, respectively.

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

Proposed Separation Transaction

On February 25, 2025, the company announced its intent to separate its Food Processing business through a spin-off of the Food Processing business, under which the stock of Food Processing, as a new independent publicly traded company, will be distributed to Middleby’s shareholders. As of the date hereof, Middleby is targeting completion of the separation by first half of 2026, subject to certain customary conditions, including, among others, final approval by the company’s Board of Directors and the effectiveness of appropriate filings with the SEC. The spin-off of Food Processing is expected to be tax-free for U.S. federal income tax purposes. There can be no assurance that any separation transaction will ultimately occur or, if one does occur, of its terms or timing.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Six Months Ended
	Jun 28, 2025		Jun 29, 2024		Jun 28, 2025		Jun 29, 2024
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$580,605	59.4%	$609,811	61.5%	$1,143,322	60.7%	$1,191,224	62.1%
Food Processing	216,195	22.1	188,972	19.1	384,101	20.4	360,586	18.8
Residential Kitchen	181,059	18.5	192,763	19.4	357,063	18.9	366,662	19.1
Total	$977,859	100.0%	$991,546	100.0%	$1,884,486	100.0%	$1,918,472	100.0%

Results of Operations
 The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods:

	Three Months Ended		Six Months Ended
	Jun 28, 2025	Jun 29, 2024	Jun 28, 2025	Jun 29, 2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.0	61.7	61.9	62.2
Gross profit	38.0	38.3	38.1	37.8
Selling, general and administrative expenses	21.9	20.0	22.1	21.1
Restructuring	0.2	0.6	0.3	0.4
Income from operations	15.9	17.7	15.7	16.3
Interest expense and deferred financing amortization, net	2.0	2.5	2.0	2.7
Net periodic pension benefit (other than service costs)	(0.2)	(0.4)	(0.2)	(0.4)
Other expense, net	0.5	—	0.4	—
Earnings before income taxes	13.6	15.6	13.5	14.0
Provision for income taxes	2.8	4.0	3.0	3.5
Net earnings	10.8%	11.6%	10.5%	10.5%

Three Months Ended June 28, 2025 as compared to Three Months Ended June 29, 2024
NET SALES. Net sales for the three months period ended June 28, 2025 decreased by $13.7 million or 1.4% to $977.9 million, as compared to $991.6 million in the three months period ended June 29, 2024. Net sales increased by $31.6 million, or 3.2%, from the fiscal 2024 acquisitions of MaxMac, Emery Thompson, JC Ford and Gorreri. Excluding acquisitions, net sales decreased $45.3 million, or 4.6%, from the prior year period. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the three months period ended June 28, 2025 increased net sales by approximately $8.7 million or 0.9%. Excluding the impact of foreign exchange and acquisitions, sales decreased 5.4% for the three months period ended June 28, 2025 as compared to the prior year period, including a net sales decrease of 5.5% at the Commercial Foodservice Equipment Group, a net sales decrease of 2.9% at the Food Processing Equipment Group and a net sales decrease of 7.8% at the Residential Kitchen Equipment Group.
•Net sales of the Commercial Foodservice Equipment Group decreased by $29.2 million, or 4.8%, to $580.6 million in the three months period ended June 28, 2025, as compared to $609.8 million in the prior year period. Excluding the acquisition of Emery Thompson, net sales decreased $31.6 million, or 5.2%, at the Commercial Foodservice Equipment Group. Excluding the impact of foreign exchange and the acquisition, net sales decreased $33.5 million, or 5.5%. Domestically, the company realized a sales decrease of $29.1 million, or 6.6%, to $412.6 million, as compared to $441.7 million in the prior year period. Excluding the acquisition, the decrease in domestic sales was $31.4 million, or 7.1%. The decrease in domestic sales is related to slower market conditions particularly with lower chain customer store traffic and replacement demand. International sales decreased $0.1 million, or 0.1%, to $168.0 million, as compared to $168.1 million in the prior year period. Excluding the impact of foreign exchange and the acquisition, the decrease in international sales was $2.1 million, or 1.2%. The decrease in international sales is related to slow market conditions, primarily in the Latin American and Asian markets.
•Net sales of the Food Processing Equipment Group increased by $27.2 million, or 14.4%, to $216.2 million in the three months period ended June 28, 2025, as compared to $189.0 million in the prior year period. Net sales from the acquisitions of MaxMac, JC Ford and Gorreri, accounted for an increase of $29.2 million during the three months period ended June 28, 2025. Excluding the impact of foreign exchange and acquisitions, net sales decreased $5.5 million, or 2.9%, at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $15.6 million, or 14.3%, to $125.0 million, as compared to $109.4 million in the prior year period. Excluding acquisitions, the increase in domestic sales was $1.2 million, or 1.1%. The increase in domestic sales is primarily driven by higher sales volumes within bakery products. International sales increased $11.6 million, or 14.6%, to $91.2 million, as compared to $79.6 million in the prior year period. Excluding the impact of foreign exchange and acquisitions, the decrease in international sales was $6.7 million, or 8.4%. The decrease in international sales is primarily related to slower market conditions in the European markets within protein products and Asian markets within bakery products.
•Net sales of the Residential Kitchen Equipment Group decreased by $11.7 million, or 6.1%, to $181.1 million in the three months period ended June 28, 2025, as compared to $192.8 million in the prior year period. Excluding the impact of foreign exchange, net sales decreased $15.0 million, or 7.8% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales decrease of $13.7 million, or 11.0%, to $111.1 million, as compared to $124.8 million in the prior year period. International sales increased $2.0 million, or 2.9%, to $70.0 million, as compared to $68.0 million in the prior year period. Excluding the impact of foreign exchange, the decrease in international sales was $1.3 million, or 1.9%. The decrease in domestic and international sales is primarily driven by slow market conditions and outdoor products facing headwinds given low orders from retailers due to higher tariffs from China.

GROSS PROFIT. Gross profit decreased to $371.3 million in the three months period ended June 28, 2025, as compared to $379.6 million in the prior year period, primarily driven by lower sales volumes. The impact of foreign exchange rates increased gross profit by approximately $3.8 million. The gross margin rate was 38.0% in the three months period ended June 28, 2025, as compared to 38.3% in the prior year period.

•Gross profit at the Commercial Foodservice Equipment Group decreased by $13.4 million, or 5.4%, to $234.2 million in the three months period ended June 28, 2025, as compared to $247.6 million in the prior year period. Excluding the acquisition of Emery Thompson, gross profit decreased by $14.6 million. The impact of foreign exchange rates increased gross profit by approximately $1.0 million. The gross margin rate decreased to 40.3%, as compared to 40.6% in the prior year period, primarily driven by lower sales volumes. The gross margin rate, excluding the impact of foreign exchange and the acquisition, was 40.3%.

•Gross profit at the Food Processing Equipment Group increased by $6.7 million, or 9.0%, to $80.9 million in the three months period ended June 28, 2025, as compared to $74.2 million in the prior year period. Gross profit from the acquisitions of MaxMac, JC Ford and Gorreri increased gross profit by $9.8 million. The impact of foreign exchange rates increased gross profit by approximately $1.6 million. Excluding the impact of foreign exchange rates and acquisitions, gross profit decreased by $4.7 million. The gross profit margin rate decreased to 37.4%, as compared to 39.3% in the prior year period, primarily related to lower sales volumes and product mix. The gross margin rate, excluding the impact of foreign exchange and acquisitions, was 37.9%.

•Gross profit at the Residential Kitchen Equipment Group decreased by $1.8 million, or 3.2%, to $55.2 million in the three months period ended June 28, 2025, as compared to $57.0 million in the prior year period. The impact of foreign exchange rates increased gross profit by approximately $1.2 million. Gross profit decreased related to lower sales volume. The gross margin rate increased to 30.5%, as compared to 29.6% in the prior year period, primarily related to benefits from cost reduction initiatives. The gross margin rate excluding the impact of foreign exchange was 30.4%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased to $213.6 million in the three months period ended June 28, 2025, as compared to $198.6 million in the three months period ended June 29, 2024. As a percentage of net sales, selling, general, and administrative expenses were 21.9% in the three months period ended June 28, 2025 as compared to 20.0% in the three months period ended June 29, 2024.

Selling, general and administrative expenses reflect increased costs of $5.3 million associated with acquisitions, including $0.9 million of intangible amortization expense. Selling, general and administrative expenses increased $6.6 million due to strategic transaction costs and $3.8 million in professional fees. This was partially offset by a decrease in intangible amortization of $1.9 million. Foreign exchange rates had an unfavorable impact of $1.6 million.

RESTRUCTURING EXPENSES. Restructuring expenses decreased $3.1 million to $2.3 million for the three months period ended June 28, 2025, as compared to $5.4 million for the three months period ended June 29, 2024. Restructuring expenses in the three months period ended June 28, 2025 related primarily to headcount reductions and facility consolidations within the Residential Kitchen Equipment Group and Commercial Foodservice Group. Restructuring expenses in the three months period ended June 29, 2024 related primarily to headcount reductions and facility consolidations within all three segments.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $19.8 million in the three months period ended June 28, 2025, as compared to $24.6 million in the prior year period, primarily reflecting the decrease in interest rates and net debt levels. Net periodic pension benefit (other than service costs) decreased $2.1 million to $1.6 million in the three months period ended June 28, 2025, as compared to $3.7 million in the prior year period, related to the increase in discount rate used to calculate the interest cost and decrease in expected return on assets as a result of the lower asset value and slightly lower assumed return on assets than in prior years. Other expense was $4.1 million in the three months period ended June 28, 2025, as compared to $0.1 million in the prior year period and consists mainly of net foreign exchange gains and losses.

INCOME TAXES. A tax provision of $27.0 million, at an effective rate of 20.3%, was recorded during the three months period ended June 28, 2025, as compared to $39.4 million at an effective rate of 25.4%, in the prior year period. During the three months period ended June 28, 2025, the effective tax rate was less than the prior year period due to discrete tax benefits associated with internal restructuring. The effective tax rate for the three months period ended June 28, 2025, when excluding the internal restructuring tax benefit, is higher than the U.S. statutory tax rate of 21% primarily due to state taxes and foreign tax rate differentials.
On July 4, 2025, P.L. 119-21, commonly known as the One Big Beautiful Bill Act, was enacted into law in the United States. The company is currently evaluating the tax law changes and does not expect a material impact to its effective tax rate.

Six Months Ended June 28, 2025 as compared to Six Months Ended June 29, 2024
NET SALES. Net sales for the six months period ended June 28, 2025 decreased by $34.0 million, or 1.8%, to $1,884.5 million, as compared to $1,918.5 million in the six months period ended June 29, 2024. Net sales increased by $53.9 million, or 2.8%, from the fiscal 2024 acquisitions of GBT GmbH Bakery, MaxMac, Emery Thompson, JC Ford and Gorreri. Excluding acquisitions, net sales decreased $87.9 million, or 4.6%, from the prior year period. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the six months period ended June 28, 2025 increased net sales by approximately $1.0 million. Excluding the impact of foreign exchange and acquisitions, sales decreased 4.6% for the six months period ended June 28, 2025 as compared to the prior year period, including a net sales decrease of 4.2% at the Commercial Foodservice Equipment Group, a net sales decrease of 7.7% at the Food Processing Equipment Group and a net sales decrease of 3.1% at the Residential Kitchen Equipment Group.
•Net sales of the Commercial Foodservice Equipment Group decreased by $47.9 million, or 4.0%, to $1,143.3 million in the six months period ended June 28, 2025, as compared to $1,191.2 million in the prior year period. Excluding the acquisition of Emery Thompson, net sales of the Commercial Foodservice Equipment Group decreased $52.4 million, or 4.4%, as compared to the prior year period. Excluding the impact of foreign exchange and the acquisition, net sales decreased $49.7 million, or 4.2%, at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales decrease of $41.0 million, or 4.7%, to $826.4 million, as compared to $867.4 million in the prior year period. Excluding the acquisition, the decrease in domestic sales was $45.4 million, or 5.2%, as compared to the prior year period. The decrease in domestic sales is related to slower market conditions particularly with lower chain customer store traffic and replacement demand. International sales decreased $6.9 million, or 2.1%, to $316.9 million, as compared to $323.8 million in the prior year period. Excluding the impact of foreign exchange and the acquisition, the decrease in international sales was $4.3 million, or 1.3%. The decrease in international sales is related to slow market conditions, primarily in the Latin American and Asian markets.
•Net sales of the Food Processing Equipment Group increased by $23.5 million, or 6.5%, to $384.1 million in the six months period ended June 28, 2025, as compared to $360.6 million in the prior year period. Net sales from the acquisitions of GBT GmbH Bakery, MaxMac, JC Ford, and Gorreri accounted for an increase of $49.4 million during the six months period ended June 28, 2025. Excluding the impact of acquisitions, net sales of the Food Processing Equipment Group decreased $25.9 million, or 7.2%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales decreased $27.7 million, or 7.7%, at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $4.9 million, or 2.3%, to $218.1 million, as compared to $213.2 million in the prior year period. This includes an increase of $23.3 million from acquisitions. Excluding acquisitions, the decrease in domestic sales was $18.4 million, or 8.6%, as compared to the prior year period. The decrease in domestic sales is driven primarily by protein products. International sales increased $18.6 million, or 12.6%, to $166.0 million, as compared to $147.4 million in the prior year period. This includes an increase of $26.1 million from acquisitions and an increase of $1.8 million related to the favorable impact of foreign exchange rates. Excluding the impact of foreign exchange and acquisitions, the sales decrease in international sales was $9.3 million, or 6.3%. The decrease in international sales reflects slower market conditions in the European and Asian markets.
•Net sales of the Residential Kitchen Equipment Group decreased by $9.6 million, or 2.6%, to $357.1 million in the six months period ended June 28, 2025, as compared to $366.7 million in the prior year period. Excluding the impact of foreign exchange, net sales decreased $11.5 million, or 3.1%, at the Residential Kitchen Equipment Group. Domestically, the company realized a sales decrease of $7.8 million, or 3.4%, to $224.0 million, as compared to $231.8 million in the prior year period. International sales decreased $1.8 million, or 1.3%, to $133.1 million, as compared to $134.9 million in the prior year period. Excluding the impact of foreign exchange, the net sales decrease in international sales was $3.7 million, or 2.7%. The decrease in net sales is primarily driven by challenging market conditions domestically and in the European markets.
GROSS PROFIT. Gross profit decreased to $717.2 million in the six months period ended June 28, 2025 as compared to $726.0 million in the prior year period, primarily driven by lower sales volumes. The impact of foreign exchange rates increased gross profit by approximately $1.1 million. The gross margin rate was 38.1% in the six months period ended June 28, 2025, as compared to 37.8% in the six months period ended June 29, 2024.

•Gross profit at the Commercial Foodservice Equipment Group decreased by $9.1 million, or 1.9%, to $466.4 million in the six months period ended June 28, 2025, as compared to $475.5 million in the prior year period. Excluding the acquisition of Emery Thompson, gross profit decreased by $11.6 million related to lower sales volume. The impact of foreign exchange rates decreased gross profit by approximately $0.7 million. The gross margin rate increased to 40.8%, as compared to 39.9% in the prior year period, primarily related to profitability initiatives. The gross margin rate, excluding the acquisition and the impact of foreign exchange, was 40.7%.

•Gross profit at the Food Processing Equipment Group increased by $1.2 million, or 0.9%, to $141.9 million in the six months period ended June 28, 2025, as compared to $140.7 million in the prior year period. Gross profit from the acquisitions of GBT GmbH Bakery, MaxMac, JC Ford, and Gorreri increased gross profit by $16.8 million. Excluding acquisitions, gross profit decreased by $15.6 million due to lower sales volume and product mix. The impact of foreign exchange rates increased gross profit by approximately $1.0 million. The gross profit margin rate decreased to 36.9%, as compared to 39.0% in the prior year period, primarily related to product mix. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 37.3%.

•Gross profit at the Residential Kitchen Equipment Group increased by $0.3 million, or 0.3%, to $108.5 million in the six months period ended June 28, 2025, as compared to $108.2 million in the prior year period. The impact of foreign exchange rates increased gross profit by approximately $0.8 million. The gross margin rate increased to 30.4%, as compared to 29.5% in the prior year period, primarily related to benefits from cost reduction initiatives. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 30.3%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased to $416.2 million in the six months period ended June 28, 2025, as compared to $404.6 million in the six months period ended June 29, 2024. As a percentage of net sales, selling, general, and administrative expenses were 22.1% in the six months period ended June 28, 2025, as compared to 21.1% in the six months period ended June 29, 2024.

Selling, general and administrative expenses reflect increased costs of $11.0 million associated with acquisitions, including $2.3 million of intangible amortization expense. Selling, general and administrative expenses decreased $8.4 million related to reduced compensation costs including commissions and stock based compensation, and $4.6 million related to intangible amortization expense. This was offset by increased strategic costs of $10.1 million and $2.3 million related to professional fees. Foreign exchange rates had a favorable impact of $0.3 million.

RESTRUCTURING EXPENSES. Restructuring expenses decreased $3.5 million to $5.0 million in the six months period ended June 28, 2025 from $8.5 million in the six months period ended June 29, 2024. Restructuring expenses in the six months period ended June 28, 2025 related primarily to headcount reductions and facility consolidations within the Residential Kitchen Equipment Group and Commercial Foodservice Equipment Group. Restructuring expenses in the six months period ended June 29, 2024 related primarily to headcount reductions and facility consolidations within all three segments.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $38.2 million in the six months period ended June 28, 2025, as compared to $50.8 million in the prior year period, primarily reflecting the decrease in interest rates. Net periodic pension benefit (other than service costs) decreased $4.3 million to $3.1 million in the six months period ended June 28, 2025, as compared to $7.4 million in the prior year period related to the increase in discount rate used to calculate the interest cost and decrease in expected return on assets as a result of the lower asset value and slightly lower assumed return on assets than in prior years. Other expense was $6.4 million in the six months period ended June 28, 2025, as compared to other income of $0.2 million in the prior year period and consists mainly of foreign exchange gains and losses.

INCOME TAXES. A tax provision of $56.1 million, at an effective rate of 22.1%, was recorded during the six months period ended June 28, 2025, as compared to $67.7 million at an effective rate of 25.1%, in the prior year period. During the six months period ended June 28, 2025, the effective tax rate was less than the prior period ending due to discrete tax benefits associated with internal restructuring. The effective tax rate for the six months period ended June 28, 2025, when excluding the internal restructuring tax benefit, is higher than the U.S. statutory tax rate of 21% primarily due to state taxes and foreign tax rate differentials.

Financial Condition and Liquidity

Total cash and cash equivalents decreased by $178.0 million to $511.5 million at June 28, 2025 from $689.5 million at December 28, 2024. Total debt amounted to $2.4 billion at June 28, 2025 and December 28, 2024.

OPERATING ACTIVITIES. Net cash provided by operating activities after changes in assets and liabilities amounted to $263.1 million as compared to $290.4 million in the prior year.
During the six months period ended June 28, 2025, working capital changes impacted operating cash flows primarily driven by increased inventory levels of $21.4 million, an increase in prepaid expenses and other assets of $20.7 million due to impacts from the timing of tax payments and status of over-time revenue contracts, an increase in accounts payable of $17.7 million and a decrease of $15.6 million in accrued expenses and other liabilities, including impacts from the timing of payments made for taxes, various customer programs and incentive programs.
INVESTING ACTIVITIES. During the six months period ended June 28, 2025, net cash used for investing activities amounted to $59.3 million. Cash used to fund acquisitions and an investment amounted to $4.6 million. Additionally, $54.7 million was expended, primarily to upgrade production equipment and manufacturing facilities.
FINANCING ACTIVITIES. Net cash flows used for financing activities amounted to $403.5 million during the six months period ended June 28, 2025. The company’s borrowing activities during 2025 included $21.9 million of net repayments under its Credit Facility. Additionally, during 2025, the company repurchased $365.7 million of Middleby common stock shares. This was comprised of $13.8 million to repurchase 82,984 shares of Middleby common stock that were surrendered to the company for withholding taxes related to restricted stock vestings and $351.9 million used to repurchase 2,412,734 shares of its common stock under a repurchase program.
At June 28, 2025, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations:

Twelve Month Period coinciding with the end of the company's Fiscal Second Quarter	Variable Rate Debt

2026 (1)	$790,881
2027	1,578,706
2028	915
2029	751
2030 and thereafter	4,529
$2,375,782
(1) The current year debt payable includes the maturities of the convertible notes.

The company is exposed to interest rate risk on its floating-rate debt. The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. Prior to July 1, 2023, the company amended its Credit Facility and the existing interest rate swap agreements to transition the interest reference rate from one-month LIBOR to one-month Secured Overnight Financing Rate ("SOFR"). There were no other changes to the company's Credit Facility or timing of cash flows. The amendment was entered into because the LIBOR rate historically used was no longer published after June 30, 2023. The company utilized expedients within ASC 848 to conclude that this amendment should be treated as a non-substantial modification of the existing contract, resulting in no impact to the company's consolidated financial statements. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of June 28, 2025, the fair value of these instruments was an asset of $18.0 million. The change in fair value of these swap agreements in the first six months of 2025 was a loss of $9.2 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.
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
Foreign Exchange Derivative Financial Instruments
The company uses derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third-party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted foreign exchange rates would not have a material impact on the company's financial position, results of operations and cash flows. The fair value of the forward and option contracts was a loss of $0.7 million at the end of the second quarter of 2025.
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
As of June 28, 2025, the company's management, with the participation of the company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended June 28, 2025, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the six months ended June 28, 2025, except as follows:
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
March 30, 2025 to April 26, 2025	101,221	$132.68	101,221	3,972,841
April 27, 2025 to May 24, 2025	583,279	147.12	583,279	10,889,562
May 25, 2025 to June 28, 2025	1,536,186	145.46	1,536,186	9,353,376
Quarter ended June 28, 2025	2,220,686	$145.32	2,220,686	9,353,376

(1) On November 7, 2017, the company's Board of Directors resolved to terminate the company's existing share repurchase program, effective as of such date, which was originally adopted in 1998, and approved a new stock repurchase program. This program authorizes the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. In May 2022, July 2024 and May 2025, the company's Board of Directors approved the repurchase of an additional 2,500,000, 2,500,000 and 7,500,000 shares of its outstanding common stock under the current program, respectively. As of June 28, 2025, the total number of shares authorized for repurchase under the program is 15,000,000 shares. As of June 28, 2025, 5,646,624 shares had been purchased under the stock repurchase program and 9,353,376 shares remained authorized for repurchase.

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

Exhibit 101 –
Financial statements on Form 10-Q for the quarter ended June 28, 2025, filed on August 7, 2025, formatted in Inline Extensive Business Reporting Language (iXBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

Exhibit 104 –	Cover Page Interactive Data File (formatted as Inline Extensive Business Reporting Language (iXBRL) and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	August 7, 2025	By:	/s/ Bryan E. Mittelman
Bryan E. Mittelman
Chief Financial Officer