Form 10-Q
period 2025-09-27
MIDDLEBY Corp
filed 2025-11-06
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 27, 2025
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
As of November 3, 2025, there were 50,371,250 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION

QUARTER ENDED SEPTEMBER 27, 2025

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

ASSETS	Sep 27, 2025	Dec 28, 2024
Current assets:
Cash and cash equivalents	$175,130	$689,533
Accounts receivable, net of reserve for doubtful accounts of $26,711 and $24,597	673,857	643,355
Inventories, net	919,551	841,567
Prepaid expenses and other	138,993	131,566
Prepaid taxes	61,828	24,022
Total current assets	1,969,359	2,330,043
Property, plant and equipment, net of accumulated depreciation of $421,288 and $377,408	577,909	525,965
Goodwill	2,025,358	2,518,222
Other intangibles, net of amortization of $693,378 and $633,842	1,470,424	1,611,037
Long-term deferred tax assets	6,893	6,281
Pension benefits assets	104,202	91,207
Other assets	200,515	200,396
Total assets	$6,354,660	$7,283,151

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$42,110	$43,949
Accounts payable	257,949	208,908
Accrued expenses	651,498	576,465
Total current liabilities	951,557	829,322
Long-term debt	2,025,027	2,351,118
Long-term deferred tax liability	229,684	252,062
Accrued pension benefits	9,042	9,573
Other non-current liabilities	201,565	202,645
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 64,961,936 and 64,264,828 shares issued in 2025 and 2024, respectively	153	148
Paid-in capital	596,651	520,177
Treasury stock, at cost; 14,592,228 and 10,574,619 shares in 2025 and 2024, respectively	(1,523,231)	(940,691)
Retained earnings	4,013,517	4,328,187
Accumulated other comprehensive loss	(149,305)	(269,390)
Total stockholders' equity	2,937,785	3,638,431
Total liabilities and stockholders' equity	$6,354,660	$7,283,151

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sep 27, 2025	Sep 28, 2024	Sep 27, 2025	Sep 28, 2024
Net sales	$982,131	$942,809	$2,866,617	$2,861,281
Cost of sales	620,825	587,375	1,788,087	1,779,847
Gross profit	361,306	355,434	1,078,530	1,081,434
Selling, general and administrative expenses	203,617	179,476	619,834	584,108
Restructuring expenses	2,822	2,519	7,839	11,046
Impairments	709,116	—	709,116	—
Income (loss) from operations	(554,249)	173,439	(258,259)	486,280
Interest expense and deferred financing amortization, net	25,147	21,399	63,355	72,239
Net periodic pension benefit	(1,576)	(3,876)	(4,653)	(11,244)
Other expense, net	1,132	1,239	7,540	995
Earnings before income taxes	(578,952)	154,677	(324,501)	424,290
Provision for income taxes	(65,974)	40,511	(9,831)	108,161
Net earnings	$(512,978)	$114,166	$(314,670)	$316,129

Net earnings per share:
Basic	$(10.15)	$2.12	$(6.02)	$5.88
Diluted	$(10.15)	$2.11	$(6.02)	$5.84
Weighted average number of shares
Basic	50,521	53,770	52,244	53,730
Dilutive common stock equivalents	—	267	—	438
Diluted	50,521	54,037	52,244	54,168
Comprehensive income	$(539,029)	$162,648	$(194,585)	$331,171

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(amounts in thousands)
(Unaudited)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, June 28, 2025	$148	$528,889	$(1,309,723)	$4,526,495	$(123,254)	$3,622,555
Net earnings	—	—	—	(512,978)	—	(512,978)
Currency translation adjustments	—	—	—	—	(26,247)	(26,247)
Change in unrecognized pension benefit costs, net of tax of $(579)	—	—	—	—	2,796	2,796
Unrealized loss on interest rate swap, net of tax of $(811)	—	—	—	—	(2,600)	(2,600)
Stock compensation	—	(104)	—	—	—	(104)
Conversion of Convertible Notes	5	2,968	—	—	—	2,973
Purchase of treasury stock	—	—	(148,610)	—	—	(148,610)
Exercise of Capped Calls	—	64,898	(64,898)	—	—	—
Balance, September 27, 2025	$153	$596,651	$(1,523,231)	$4,013,517	$(149,305)	$2,937,785

Balance, December 28, 2024	$148	$520,177	$(940,691)	$4,328,187	$(269,390)	$3,638,431
Net earnings	—	—	—	(314,670)	—	(314,670)
Currency translation adjustments	—	—	—	—	135,229	135,229
Change in unrecognized pension benefit costs, net of tax of $360	—	—	—	—	(3,378)	(3,378)
Unrealized loss on interest rate swap, net of tax of $(3,614)	—	—	—	—	(11,766)	(11,766)
Stock compensation	—	8,608	—	—	—	8,608
Conversion of Convertible Notes	5	2,968	—	—	—	2,973
Purchase of treasury stock	—	—	(517,642)	—	—	(517,642)
Exercise of Capped Calls	$—	$64,898	$(64,898)	$—	$—	$—
Balance, September 27, 2025	$153	$596,651	$(1,523,231)	$4,013,517	$(149,305)	$2,937,785

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, June 29,2024	$148	$500,686	$(924,002)	$4,101,717	$(256,638)	$3,421,911
Net earnings	—	—	—	114,166	—	114,166
Currency translation adjustments	—	—	—	—	67,366	67,366
Change in unrecognized pension benefit costs, net of tax of $464	—	—	—	—	(5,711)	(5,711)
Unrealized loss on interest rate swap, net of tax of $(4,120)	—	—	—	—	(13,173)	(13,173)
Stock compensation	—	8,669	—	—	—	8,669
Purchase of treasury stock	—	—	(287)	—	—	(287)
Balance, September 28, 2024	$148	$509,355	$(924,289)	$4,215,883	$(208,156)	$3,592,941

Balance, December 30, 2023	$148	$479,216	$(906,031)	$3,899,754	$(223,198)	$3,249,889
Net earnings	—	—	—	316,129	—	316,129
Currency translation adjustments	—	—	—	—	31,352	31,352
Change in unrecognized pension benefit costs, net of tax of $800	—	—	—	—	(4,136)	(4,136)
Unrealized loss on interest rate swap, net of tax of $(4,976)	—	—	—	—	(12,174)	(12,174)
Stock compensation	—	30,139	—	—	—	30,139
Purchase of treasury stock	—	—	(18,258)	—	—	(18,258)
Balance, September 28, 2024	$148	$509,355	$(924,289)	$4,215,883	$(208,156)	$3,592,941

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	Sep 27, 2025	Sep 28, 2024
Cash flows from operating activities--
Net earnings	$(314,670)	$316,129
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	97,165	94,836
Non-cash share-based compensation	8,608	30,139
Deferred income taxes	(32,228)	27,659
Net periodic pension benefit	(4,653)	(11,244)
Impairments	709,116	—
Other non-cash items	(132)	661
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(1,146)	31,354
Inventories, net	(32,946)	33,045
Prepaid expenses and other assets	(26,654)	(20,073)
Accounts payable	28,650	(13,706)
Accrued expenses and other liabilities	8,368	(41,718)
Net cash provided by operating activities	439,478	447,082
Cash flows from investing activities--
Net additions to property, plant and equipment	(74,917)	(36,169)
Purchase of intangible assets	(1,114)	(80)
Acquisitions, net of cash acquired	(34,526)	(7,750)
Net cash used in investing activities	(110,557)	(43,999)
Cash flows from financing activities--
Proceeds under Credit Facility	865,500	—
Repayments under Credit Facility	(449,264)	(21,875)
Payment of principal upon maturity of Convertible Notes	(744,527)	—
Net repayments under foreign bank loan	(1,434)	(1,611)
Payments of deferred purchase price	(19,033)	(3,878)
Repurchase of treasury stock	(514,301)	(18,258)
Debt issuance costs on Credit Facility	(3,167)	—
Other, net	187	(167)
Net cash used in financing activities	(866,039)	(45,789)
Effect of exchange rates on cash and cash equivalents	22,715	1,214
Changes in cash and cash equivalents--
Net (decrease) increase in cash and cash equivalents	(514,403)	358,508
Cash and cash equivalents at beginning of year	689,533	247,496
Cash and cash equivalents at end of period	$175,130	$606,004

See accompanying notes

THE MIDDLEBY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2025
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
In the opinion of management, the financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the company as of September 27, 2025 and December 28, 2024, the results of operations for the three and nine months ended September 27, 2025 and September 28, 2024, cash flows for the nine months ended September 27, 2025 and September 28, 2024 and statement of stockholders' equity for the three and nine months ended September 27, 2025 and September 28, 2024.
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
b)Non-Cash Share-Based Compensation
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $(0.1) million and $8.7 million for the three months period ended September 27, 2025 and September 28, 2024, respectively. Non-cash share-based compensation expense was $8.6 million and $30.1 million for the nine months period ended September 27, 2025 and September 28, 2024, respectively.

c)Income Taxes
A tax benefit of $(66.0) million, at an effective rate of 11.4%, was recorded during the three months period ended September 27, 2025, as compared to a tax provision of $40.5 million at an effective rate of 26.2% in the prior year period. A tax benefit of $(9.8) million, at an effective rate of 3.0%, was recorded during the nine months period ended September 27, 2025, as compared to a tax provision of $108.2 million at an effective rate of 25.5% in the prior year period. During the three months period ended September 27, 2025, the effective tax rate was less than prior period due to a portion of the impairment charges within the Residential Kitchen Equipment Group being non-deductible goodwill. The effective tax rate for the three months period ended September 27, 2025, when excluding the impairment charges within the Residential Kitchen Equipment Group, was 23.7% and is higher than the U.S. statutory tax rate of 21.0% primarily due to state taxes and foreign tax rate differentials.

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
The company’s financial assets and liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of September 27, 2025
Financial Assets:
Interest rate swaps	$—	$14,572	$—	$14,572

Financial Liabilities:
Contingent consideration	$—	$—	$35,969	$35,969
Foreign exchange derivative contracts	$—	$414	$—	$414

As of December 28, 2024
Financial Assets:
Interest rate swaps	$—	$29,952	$—	$29,952

Financial Liabilities:
Contingent consideration	$—	$—	$53,228	$53,228
Foreign exchange derivative contracts	$—	$1,400	$—	$1,400
The contingent consideration as of September 27, 2025 and December 28, 2024 relates to the earnout provisions recorded in conjunction with various purchase agreements.

Earnout liabilities are classified within Level 3 in the fair value hierarchy, as the methodology used to estimate fair value includes significant unobservable inputs reflecting management’s own assumptions. The earnout provisions associated with these acquisitions are based upon performance measurements related to sales and EBITDA, as defined in the respective purchase agreement. On a quarterly basis, the company assesses the projected results for each of the acquisitions in comparison to the earnout targets and adjusts the liability accordingly. Discount rates for valuing contingent consideration are determined based on the company rates and specific acquisition risk considerations. Changes in fair value associated with the earnout provisions are recognized in Selling, general and administrative expenses within the Condensed Consolidated Statements of Comprehensive Income. The earnout liabilities are included in accrued expenses and other non-current liabilities.
The following table represents changes in the fair value of the contingent consideration liabilities:

September 27, 2025
Beginning balance	$53,228
Payments of contingent consideration	(21,593)
New contingent consideration	4,698
Changes in fair value	(364)
Ending balance	$35,969

e)    Consolidated Statements of Cash Flows
Cash paid for interest was $71.4 million and $75.6 million for the nine months ended September 27, 2025 and September 28, 2024, respectively. Cash payments totaling $63.5 million and $83.3 million were made for income taxes for the nine months ended September 27, 2025 and September 28, 2024, respectively.
f)    Earnings Per Share
“Basic earnings per share” is calculated based upon the weighted average number of common shares actually outstanding, and “diluted earnings per share” is calculated based upon the weighted average number of common shares outstanding and other dilutive securities.
The company’s potentially dilutive securities consist of shares issuable upon vesting of restricted stock grants, computed using the treasury method, and amounted to 53,000 and 24,000 for the three months ended September 27, 2025 and September 28, 2024.
The company’s potentially dilutive securities consist of shares issuable upon vesting of restricted stock grants, computed using the treasury method, and amounted to 27,000 and 11,000 for the nine months ended September 27, 2025 and September 28, 2024.
For the nine months ended September 27, 2025 and September 28, 2024, the average market price of the company's common stock exceeded the exercise price of the Convertible Notes (as defined below) resulting in 624,000 and 427,000 diluted common stock equivalents to potentially be included in the diluted net earnings per share, respectively. On September 1, 2025, the Convertible Notes matured and the company settled the principal amount in cash and the excess conversion value by delivering 493,917 of its common stock, and the company exercised its rights under the Capped Call Transactions (as defined below) which resulted in the receipt of 472,432 shares of its common stock to be held in treasury. See Note 12 - Financing Arrangements for further details on the Convertible Notes and the Capped Call Transactions.
For the three and nine months ended September 27, 2025, shares issuable upon vesting of restricted stock grants and conversion of the Convertible Notes for the excess conversion value have been excluded from the calculation of diluted earnings per share because their effects would be anti-dilutive.

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
2024 Acquisitions
During 2024, the company completed various acquisitions that were not individually material. The following estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition date for the 2024 acquisitions and are summarized as follows (in thousands):

	Preliminary Opening Balance Sheet	Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$7,868	$9	$7,877
Current assets	41,836	(1,630)	40,206
Property, plant and equipment	31,515	(504)	31,011
Goodwill	61,046	1,580	62,626
Other intangibles	32,248	—	32,248
Long-term deferred tax asset	9	96	105
Other assets	266	1,029	1,295
Current portion of long-term debt	(290)	—	(290)
Current liabilities	(42,304)	1,898	(40,406)
Long-term debt	(369)	—	(369)
Long-term deferred tax liability	(1,132)	—	(1,132)
Other non-current liabilities	(10,763)	(466)	(11,229)

Consideration paid at closing	$119,930	$2,012	$121,942

Deferred payments	—	76	76
Contingent consideration	8,681	—	8,681

Net assets acquired and liabilities assumed	$128,611	$2,088	$130,699
The net long-term deferred tax liability amounted to $1.1 million. The net long-term deferred tax liability is related to the difference between the book and tax basis of identifiable intangible assets.
The goodwill and $16.7 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $12.1 million allocated to customer relationships, $1.1 million allocated to developed technology, and $2.3 million allocated to backlog, which are being amortized over periods of 5 years to 7 years, 7 years, and 3 months to 9 months, respectively. Goodwill of $49.4 million and other intangibles of $24.0 million are allocated to the Food Processing Equipment Group for segment reporting purposes. Goodwill of $13.2 million and other intangibles of $8.2 million are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. Of these assets, goodwill of $53.3 million and intangibles of $28.0 million are expected to be deductible for tax purposes.

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
The company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the company is waiting for additional information necessary to finalize those fair values for the acquisitions completed during 2024. Certain intangible assets are preliminarily valued using historical information. Specifically, the company estimated the fair values of the intangible assets based on the percentage of purchase price assigned to similar intangible assets in previous acquisitions within the Food Processing Equipment Group and Commercial Foodservice Equipment Group. Thus, the provisional measurements of fair values set forth above are subject to change. The company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.
2025 Acquisitions
During 2025, the company completed various acquisitions that were not individually material. The following estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition date for the 2025 acquisitions and are summarized as follows (in thousands):

Preliminary Opening Balance Sheet
Cash	$7,434
Current assets	41,749
Property, plant and equipment	6,073
Goodwill	13,419
Other intangibles	10,263
Other assets	44
Current portion of long-term debt	(875)
Current liabilities	(36,513)
Long-term debt	(696)
Long-term deferred tax liability	(2,304)
Other non-current liabilities	(5,077)

Consideration paid at closing	$33,517

Contingent consideration	4,698

Net assets acquired and liabilities assumed	$38,215
The net long-term deferred tax liability amounted to $2.3 million. The net long-term deferred tax liability is comprised of $1.3 million related to the difference between the book and tax basis of identifiable intangible assets and $1.0 million related to the difference between the book and tax basis of identifiable tangible asset and liability accounts.
The goodwill and $4.6 million of other intangibles associated with the tradenames are subject to the non-amortization provisions of ASC 350. Other intangibles also include $2.6 million allocated to customer relationships, $1.1 million allocated to developed technology, and $2.0 million allocated to backlog, which are being amortized over periods of 7 years, 7 years, and 6 months, respectively. Goodwill of $13.4 million and other intangibles of $10.3 million are allocated to the Food Processing Equipment Group for segment reporting purposes. Of these assets, goodwill of $7.6 million and intangibles of $5.5 million are expected to be deductible for tax purposes.

Two purchase agreements include earnout provisions providing for a contingent payment due to the sellers for the achievement of certain targets. The earnouts are payable to the extent certain EBITDA targets are met with measurement dates ending in 2028. The contractual obligation associated with the contingent earnout provisions recognized on the acquisition date amounts to $4.7 million.
The company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the company is waiting for additional information necessary to finalize those fair values for the acquisitions completed during 2025. Certain intangible assets are preliminarily valued using historical information. Specifically, the company estimated the fair values of the intangible assets based on the percentage of purchase price assigned to similar intangible assets in previous acquisitions within the Food Processing Equipment Group. Thus, the provisional measurements of fair values set forth above are subject to change. The company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.
Pro Forma Financial Information

In accordance with ASC 805 Business Combinations, the following unaudited pro forma results of operations for the nine months ended September 27, 2025 and September 28, 2024, assumes the 2024 and 2025 acquisitions described above were completed on December 31, 2023 (first day of fiscal year 2024). The following pro forma results include adjustments to reflect amortization of intangibles associated with the acquisitions and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	Nine Months Ended
	September 27, 2025	September 28, 2024
Net sales	$2,886,659	$2,957,528
Net earnings	(314,285)	298,196

Net earnings per share:
Basic	$(6.02)	$5.55
Diluted	$(6.02)	$5.51

Pro forma data may not be indicative of the results that would have been obtained had these acquisitions occurred at the beginning of the periods presented, nor is it intended to be a projection of future results. Additionally, the pro forma financial information does not reflect the costs which the company has incurred or may incur to integrate the acquired businesses.
3)    Litigation Matters
Legal Proceedings and Contingencies
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

4)    Recently Issued Accounting Standards

In December 2023, the FASB issued Accounting Standard Update ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required in an entity’s income tax rate reconciliation table. This ASU requires consistent categories and greater disaggregation of information presented in the effective tax rate reconciliation and requires disclosure of income taxes paid in both domestic and foreign jurisdictions. The guidance is effective for the company for annual periods after December 15, 2024 and is required to be applied prospectively, with retrospective application to prior periods allowed. Early adoption is permitted. The company is currently evaluating the impact of this amendment on its consolidated financial statements.

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

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Three Months Ended September 27, 2025
United States and Canada	$433,705	$120,827	$110,781	$665,313
Asia	53,904	8,338	4,500	66,742
Europe and Middle East	95,349	52,730	57,067	205,146
Latin America	23,043	19,458	2,429	44,930
Total	$606,001	$201,353	$174,777	$982,131

Nine Months Ended September 27, 2025
United States and Canada	$1,260,140	$338,940	$334,754	$1,933,834
Asia	154,454	19,498	10,506	184,458
Europe and Middle East	273,644	172,641	180,660	626,945
Latin America	61,085	54,375	5,920	121,380
Total	$1,749,323	$585,454	$531,840	$2,866,617

Three Months Ended September 28, 2024
United States and Canada	$418,398	$104,508	$112,912	$635,818
Asia	53,057	8,105	5,994	67,156
Europe and Middle East	93,058	51,716	52,952	197,726
Latin America	27,204	13,545	1,360	42,109
Total	$591,717	$177,874	$173,218	$942,809

Nine Months Ended September 28, 2024
United States and Canada	$1,285,806	$317,711	$344,731	$1,948,248
Asia	159,838	22,022	12,433	194,293
Europe and Middle East	266,121	159,563	176,577	602,261
Latin America	71,175	39,164	6,140	116,479
Total	$1,782,940	$538,460	$539,881	$2,861,281
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

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

	Sep 27, 2025	Dec 28, 2024
Contract assets	$64,879	$68,025
Contract liabilities	$176,896	$120,503
Non-current contract liabilities	$21,607	$19,930

During the nine months period ended September 27, 2025, the company reclassified $41.2 million to receivables, which was included in the contract asset balance at the beginning of the period. During the nine months period ended September 27, 2025, the company recognized revenue of $90.1 million, which was included in the contract liability balance at the beginning of the period. Additions to contract liabilities representing amounts billed to clients in excess of revenue recognized to date were $124.6 million during the nine months period ended September 27, 2025. Additions to contract liabilities include $20.5 million related to companies acquired during the nine months period ended September 27, 2025.

Remaining Performance Obligations

Substantially all of the company's outstanding performance obligations will be satisfied within 12 to 36 months. There were no contract asset impairments during the nine months period ended September 27, 2025.

6)    Other Comprehensive Income
Changes in accumulated other comprehensive income(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Balance as of December 28, 2024	$(213,255)	$(78,534)	$22,399	$(269,390)
Other comprehensive income before reclassification	135,229	(4,966)	1,521	131,784
Amounts reclassified from accumulated other comprehensive income	—	1,588	(13,287)	(11,699)
Net current-period other comprehensive income	$135,229	$(3,378)	$(11,766)	$120,085
Balance as of September 27, 2025	$(78,026)	$(81,912)	$10,633	$(149,305)

Balance as of December 30, 2023	$(145,490)	$(109,713)	$32,005	$(223,198)
Other comprehensive income before reclassification	31,352	(5,671)	9,135	34,816
Amounts reclassified from accumulated other comprehensive income	—	1,535	(21,309)	(19,774)
Net current-period other comprehensive income	$31,352	$(4,136)	$(12,174)	$15,042
Balance as of September 28, 2024	$(114,138)	$(113,849)	$19,831	$(208,156)

(1) As of September 27, 2025, pension and unrealized loss on interest rate swap amounts, net of tax, were $14.2 million and $4.4 million, respectively. During the nine months ended September 27, 2025, the adjustments to pension and unrealized loss on interest rate swap amounts, net of tax, were $0.4 million and $(3.6) million, respectively. As of September 28, 2024, pension and unrealized gain on interest rate swap amounts, net of tax, were $4.8 million and $6.2 million, respectively. During the nine months ended September 28, 2024, the adjustments to pension and unrealized gain on interest rate swap amounts, net of tax, were $0.8 million and $(5.0) million, respectively.
Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sep 27, 2025	Sep 28, 2024	Sep 27, 2025	Sep 28, 2024
Net earnings	$(512,978)	$114,166	$(314,670)	$316,129
Currency translation adjustment	(26,247)	67,366	135,229	31,352
Pension liability adjustment, net of tax	2,796	(5,711)	(3,378)	(4,136)
Unrealized loss on interest rate swaps, net of tax	(2,600)	(13,173)	(11,766)	(12,174)
Comprehensive income	$(539,029)	$162,648	$(194,585)	$331,171
7)    Inventories
Inventories at September 27, 2025 and December 28, 2024 are as follows (in thousands):

	Sep 27, 2025	Dec 28, 2024
Raw materials and parts	$458,993	$453,273
Work-in-process	110,933	76,601
Finished goods	349,625	311,693
	$919,551	$841,567

8)    Goodwill
Changes in the carrying amount of goodwill for the nine months ended September 27, 2025 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of December 28, 2024	$1,312,085	$432,161	$773,976	$2,518,222
Goodwill acquired during the year	—	13,419	—	13,419
Measurement period adjustments to goodwill acquired in prior year	(985)	2,679	—	1,694
Impairments	—	—	(572,638)	(572,638)
Exchange effect and other	(15,517)	52,094	28,084	64,661
Balance as of September 27, 2025	$1,295,583	$500,353	$229,422	$2,025,358

See Note 1 - Summary of Significant Accounting Policies, Basis of Presentation regarding reclassifications in the current year and prior year segment balances.

The annual impairment assessment for goodwill and indefinite-lived intangible assets is performed as of the first day of the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired.

During the third quarter of 2025, the company identified an impairment indicator impacting the fair value of Residential Kitchen Equipment Group in connection with conducting a strategic review of its business portfolio, considering a broad range of strategic options. As a result, the company performed an interim quantitative goodwill impairment test for the Residential Kitchen Equipment Group reporting unit as of September 27, 2025. Based on this assessment, the company determined that the carrying amount of the Residential Kitchen Equipment Group reporting unit exceeded its estimated fair value and recorded a non-cash goodwill impairment charge of $572.6 million, which is included within Impairments on the Condensed Consolidated Statements of Comprehensive Income. The impairment was driven by a combination of factors, including macroeconomic conditions such as high interest rates, international tariffs, challenging housing market conditions and higher carrying costs of inventory levels in the channel, which led to lower than expected revenue in the current year and corresponding reductions of future revenue due to lowered expectations for recovery in demand.

At the time the interim impairment test was performed, the company estimated the fair value of the Residential Kitchen Equipment Group reporting unit by considering both a market approach and an income approach using a discounted cash flow model, which use level 3 inputs in the fair value hierarchy. For the income approach, key valuation inputs included projected future cash flows, risk-adjusted discount rates and long-term growth rates, which are based on management’s estimates and assumptions believed to be reasonable and reflective of known market conditions as of the interim impairment test date.

The estimates of future cash flows used in determining the fair value of the Residential Kitchen Equipment Group reporting unit involves significant management judgment and are based upon assumptions about expected future operating performance, economic conditions, market conditions and cost of capital. Inherent in estimating the future cash flows are uncertainties beyond our control, such as changes in capital markets. The actual cash flows could differ materially from management's estimates due to changes in business conditions, operating performance and economic conditions.

9)    Intangibles

Intangible assets consist of the following (in thousands):

	September 27, 2025			December 28, 2024
	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	5.8	$866,145	$(629,828)	6.4	$850,540	$(581,301)
Backlog	0.4	3,455	(2,072)	0.3	2,192	(804)
Developed technology	6.9	102,879	(61,478)	7.4	98,921	(51,737)
		$972,479	$(693,378)		$951,653	$(633,842)
Indefinite-lived assets:
Trademarks and tradenames		$1,191,323			$1,293,226

As discussed in Note 8 – Goodwill, during the third quarter the company, in connection with conducting a strategic review of its business portfolio, identified an impairment indicator for indefinite-lived and amortized intangible assets within the Residential Kitchen Equipment Group and performed quantitative impairment tests as of September 27, 2025.
Based on the results of the quantitative tests of indefinite-lived trademarks and tradenames, the company recorded a non-cash impairment charge of $131.8 million associated with several trademarks and tradenames within the Residential Kitchen Equipment Group, which is included within Impairments in the Condensed Consolidated Statements of Comprehensive Income. The gross value of all indefinite-lived trademarks and tradenames tested was approximately $473.0 million, including those which were impaired. The diminution in fair value for the trademarks and tradenames was due to macroeconomic conditions such as high interest rates, international tariffs, challenging housing market conditions and higher carrying costs of inventory levels in the channel. This led to lower than expected revenue in the current year and corresponding reductions of future revenue due to lowered expectations for recovery in demand. The company estimated the fair value of trademarks and tradenames using a relief from royalty method under the income approach. In performing the quantitative analyses on the trademarks and tradenames, significant assumptions include revenue growth rates, assumed royalty rates and discount rates, which are considered level 3 inputs in the fair value hierarchy. The company believes the assumptions utilized within the quantitative analysis are reasonable and consistent with assumptions that would be used by other marketplace participants.
The estimates of future cash flows used in determining the fair value of the indefinite-lived intangible assets involve significant management judgment and are based upon assumptions about expected future operating performance, economic conditions, market conditions and cost of capital. Inherent in estimating the future cash flows are uncertainties beyond our control, such as changes in capital markets. The actual cash flows could differ materially from management's estimates due to changes in business conditions, operating performance and economic conditions.
Based on the results of quantitative tests over amortized intangible assets, the company recorded an impairment charge of $3.5 million related to developed technology.

The aggregate intangible amortization expense was $15.5 million and $15.0 million for the three months period ended September 27, 2025 and September 28, 2024, respectively. The aggregate intangible amortization expense was $46.9 million and $48.7 million for the nine months period ended September 27, 2025 and September 28, 2024, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Twelve Month Period coinciding with the end of the company's Fiscal Third Quarter	Amortization Expense

2026	$59,968
2027	49,239
2028	43,618
2029	37,510
2030	33,119
Thereafter	55,647
$279,101

10)    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	Sep 27, 2025	Dec 28, 2024
Contract liabilities	$176,896	$120,503
Accrued payroll and related expenses	114,549	107,061
Accrued warranty	103,456	98,306
Accrued customer rebates	59,766	54,558
Accrued short-term leases	28,227	27,938
Accrued sales and other tax	22,227	20,626
Accrued professional fees	18,299	13,973
Accrued contingent consideration	18,148	25,748
Accrued agent commission	17,970	16,730
Accrued product liability and workers compensation	9,639	10,386
Other accrued expenses	82,321	80,636

	$651,498	$576,465

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

A rollforward of the warranty reserve is as follows (in thousands):

Nine Months Ended
Sep 27, 2025
Balance as of December 28, 2024	$98,306
Warranty reserve related to acquisitions	359
Warranty expense	67,205
Warranty claims	(62,414)
Balance as of September 27, 2025	$103,456

12)    Financing Arrangements

	Sep 27, 2025	Dec 28, 2024
	(in thousands)
Senior secured revolving credit line	$595,000	$—
Term loan facility	817,361	928,542
Delayed draw term loan facility	645,200	712,500
Convertible senior notes	—	745,074
Foreign loans	9,576	8,489
Other debt arrangement	—	462
Total debt	2,067,137	2,395,067
Less: Current maturities of long-term debt	42,110	43,949
Long-term debt	$2,025,027	$2,351,118
Credit Facility
As of September 27, 2025, the company had $2.1 billion of borrowings outstanding under its credit facility (the "Credit Facility"), including $819.8 million outstanding under the term loan ($817.4 million, net of unamortized issuance fees) and $645.2 million outstanding under the delayed draw term loan. The company also had $5.2 million in outstanding letters of credit as of September 27, 2025, which reduces the borrowing availability under the Credit Facility. Remaining borrowing capacity under this facility was $1.8 billion at September 27, 2025.
On August 19, 2025, the company and its lenders entered into an agreement to amend the Credit Facility which, among other things, extended the maturity date of the Credit Agreement from October 21, 2026 to April 28, 2028, and made certain changes that, subject to the satisfaction of specified conditions, give the company and its subsidiaries the ability to consummate the company’s previously announced plan to separate its Food Processing business through a spin-off as a new independent publicly traded company. The company also repaid a portion of outstanding principal of the term loan facility and delayed draw term loan facility as part of the amendment. There were no changes to borrowing rates or covenants as part of the amendment.
At September 27, 2025, borrowings under the Credit Facility accrued interest at a rate of 1.375% above the daily simple or term Secured Overnight Financing Rate (“SOFR”) per annum or 0.375% above the highest of the prime rate, the federal funds rate plus 0.50% and one month Term SOFR plus 1.00%. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. As of September 27, 2025, borrowings under the Credit Facility accrued interest at a minimum of 1.375% above SOFR (with an additional spread adjustment of 0.10%) and the variable unused commitment fee will be at a minimum of 0.20%. The average interest rate per annum, inclusive of hedging instruments, on the debt under the Credit Facility was equal to 4.97% at the end of the period and the variable commitment fee was equal to 0.20% per annum as of September 27, 2025.

The term loan and delayed draw term loan facilities had an average interest rate per annum, inclusive of hedging instruments, of 4.70% as of September 27, 2025.
In addition, the company has international credit facilities to fund working capital needs outside the United States. At September 27, 2025, these foreign credit facilities amounted to $9.6 million in U.S. Dollars with a weighted average per annum interest rate of approximately 2.30%.

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

	Sep 27, 2025		Dec 28, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt excluding convertible senior notes	$2,067,137	$2,069,562	$1,649,994	$1,652,702
The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At September 27, 2025, the company had outstanding floating-to-fixed interest rate swaps totaling $155.0 million notional amount carrying an average interest rate of 1.11% maturing in less than 12 months and $315.0 million notional amount carrying an average interest rate of 1.28% that mature in more than 12 months but less than 29 months.

At September 27, 2025, the company was in compliance with all covenants pursuant to its borrowing agreements.

Convertible Notes
On August 21, 2020, the company issued $747.5 million aggregate principal amount of 1.00% Convertible Senior Notes due September 1, 2025 in a private offering pursuant to an indenture, dated August 21, 2020 (the "Indenture"), between the company and U.S. Bank National Association, as trustee. Interest was payable semi-annually in arrears on March 1 and September 1 of each year. The company could settle the conversions of the Convertible Notes in cash, shares of the company's common stock or any combination thereof at its election. The Convertible Notes were convertible based upon an initial conversion rate of 7.7746 shares of the company's common stock per $1,000 principal amount of the Convertible Notes, which was equivalent to an initial conversion price of approximately $128.62 per share of the company's common stock, subject to adjustment upon occurrence of certain specified events in accordance with the Indenture. The Convertible Notes were general unsecured obligations of the company.
The Convertible Notes matured on September 1, 2025. The company settled the principal amount in cash and the excess conversion value by delivering 493,917 shares of its common stock. The shares of common stock delivered to settle the excess conversion value of the Convertible Notes were offset by shares received under the Capped Call Transactions described below.
The following table summarizes the outstanding principal amount and carrying value of the Convertible Notes:

Dec 28, 2024
(in thousands)
Principal amounts:
Principal	$747,499
Unamortized issuance costs	(2,425)
Net carrying amount	$745,074

The following table summarizes total interest expense recognized related to the Convertible Notes:

	Three Months Ended		Nine Months Ended
	Sep 27, 2025	Sep 28, 2024	Sep 27, 2025	Sep 28, 2024
Contractual interest expense	$1,308	$1,849	$5,046	$5,565
Interest cost related to amortization of issuance costs	629	889	2,425	2,675
Total interest expense	$1,937	$2,738	$7,471	$8,240

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
The 2020, 2021, and 2022 Capped Call Transactions (collectively, the "Capped Call Transactions") were expected generally to reduce the potential dilution and/or offset the cash payments the company was required to make in excess of the principal amount of the Convertible Notes upon conversion of the Convertible Notes in the event that the market price per share of the company's common stock was greater than the strike price of the Capped Call Transactions (which initially corresponds to the initial conversion price of the Convertible Notes and is subject to certain adjustments under the terms of the Capped Call Transactions), with such reduction and/or offset subject to a cap based on the cap price of the Capped Call Transactions. The 2020 Capped Call Transactions have an initial cap price of $207.93 per share of the company's common stock. The 2021 Capped Call Transactions have initial cap prices of $216.50 and $225.00 per share of the company's common stock. The 2022 Capped Call Transactions have an initial cap price of $229.00 per share. The Capped Call Transactions cover, initially, the number of shares of the company's common stock underlying the Convertible Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes.

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

The company exercised its rights under the Capped Call Transactions upon maturity of the Convertible Notes, which resulted in the receipt of 472,432 shares of its common stock to be held in treasury. These transactions resulted in a $64.9 million increase in treasury stock, which was measured based on the fair market value of the shares received, offset by an equivalent increase in additional paid-in capital with no net impact to equity.

13)    Financial Instruments
Foreign Exchange: The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third-party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The notional amount of foreign currency contracts outstanding was $187.0 million and $239.3 million as of September 27, 2025 and December 28, 2024, respectively. The fair value of the forward and option contracts was a loss of $0.4 million at the end of the third quarter of 2025.
Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swapped one-month LIBOR for fixed rates. In February 2022, the company entered into an additional floating-to-fixed interest rate swap agreement that uses a daily SOFR in lieu of LIBOR. In April 2023, all outstanding LIBOR swap agreements were amended to one month term SOFR. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of September 27, 2025, the fair value of these instruments was an asset of $14.6 million. The change in fair value of these swap agreements in the first nine months of 2025 was a loss of $11.8 million, net of taxes.
The following table summarizes the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated Balance Sheet Presentation	Sep 27, 2025	Dec 28, 2024
Fair value	Prepaid expense and other	$2,120	$1,986
Fair value	Other assets	$12,452	$27,966
The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended		Nine Months Ended
	Presentation of Gain/(loss)	Sep 27, 2025	Sep 28, 2024	Sep 27, 2025	Sep 28, 2024
Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$616	$(10,409)	$(2,093)	$4,159
Gain reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$4,027	$6,884	$13,287	$21,309
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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Nine Months Ended
	Sep 27, 2025		Sep 28, 2024		Sep 27, 2025		Sep 28, 2024
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$606,001	61.7%	$591,717	62.7%	$1,749,323	61.0%	$1,782,940	62.3%
Food Processing	201,353	20.5	177,874	18.9	585,454	20.4	538,460	18.8
Residential Kitchen	174,777	17.8	173,218	18.4	531,840	18.6	539,881	18.9
Total	$982,131	100.0%	$942,809	100.0%	$2,866,617	100.0%	$2,861,281	100.0%

The following table summarizes the results of operations for the company's business segments(1) (dollars in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other(2)	Total
Three Months Ended September 27, 2025
Net sales	$606,001	$201,353	$174,777	$—	$982,131
Cost of sales	367,878	132,314	120,486	147	620,825
Other segment items (3)	76,501	31,420	37,152	19,829	164,902
Segment adjusted EBITDA (4)	161,622	37,619	17,139	(19,976)	196,404
Depreciation expense (5)	7,095	3,298	4,291	551	15,235
Amortization expense (6)	10,657	3,013	1,858	2,067	17,595
Net capital expenditures	7,016	9,478	3,505	267	20,266

Nine Months Ended September 27, 2025
Net sales	$1,749,323	$585,454	$531,840	$—	$2,866,617
Cost of sales	1,044,777	374,546	369,005	(241)	1,788,087
Other segment items (3)	234,969	97,377	106,477	61,030	499,853
Segment adjusted EBITDA (4)	469,577	113,531	56,358	(60,789)	578,677
Depreciation expense (5)	20,636	9,284	12,595	2,074	44,589
Amortization expense (6)	32,903	8,556	5,477	5,640	52,576
Net capital expenditures	22,219	35,201	17,092	405	74,917
Total assets	3,572,486	1,384,806	1,258,818	138,550	6,354,660

Three Months Ended September 28, 2024
Net sales	$591,717	$177,874	$173,218	$—	$942,809
Cost of sales	357,922	108,647	120,421	385	587,375
Other segment items (3)	70,533	26,340	32,063	13,526	142,462
Segment adjusted EBITDA (4)	163,262	42,887	20,734	(13,911)	212,972
Depreciation expense (5)	6,897	2,722	3,906	450	13,975
Amortization expense (6)	11,479	1,736	1,814	1,776	16,805
Net capital expenditures	5,967	3,667	1,809	46	11,489

Nine Months Ended September 28, 2024
Net sales	$1,782,940	$538,460	$539,881	$—	$2,861,281
Cost of sales	1,073,670	328,618	378,925	(1,366)	1,779,847
Other segment items (3)	222,493	81,459	111,515	50,822	466,289
Segment adjusted EBITDA (4)	486,777	128,383	49,441	(49,456)	615,145
Depreciation expense (5)	20,419	7,435	11,680	1,295	40,829
Amortization expense (6)	37,801	5,451	5,415	5,341	54,008
Net capital expenditures	16,221	8,058	10,828	1,062	36,169
Total assets	3,687,621	1,015,528	1,963,444	534,488	7,201,081

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

A reconciliation of our segment information for earnings before income taxes to the corresponding amounts in the Consolidated Statements of Earnings is shown in the table below for the periods presented:

	Three Months Ended		Nine Months Ended
	Sep 27, 2025	Sep 28, 2024	Sep 27, 2025	Sep 28, 2024
Adjusted EBITDA	$196,404	$212,972	$578,677	$615,145
Less: Other segment operating expenses (1)	750,653	39,533	836,936	128,865
Income from operations	(554,249)	173,439	(258,259)	486,280
Interest expense and deferred financing amortization, net	25,147	21,399	63,355	72,239
Net periodic pension benefit	(1,576)	(3,876)	(4,653)	(11,244)
Other expense (income), net	1,132	1,239	7,540	995
Earnings before income taxes	(578,952)	154,677	(324,501)	424,290
Provision for income taxes	(65,974)	40,511	(9,831)	108,161
Net earnings	$(512,978)	$114,166	$(314,670)	$316,129

(1) Consists of the impact of depreciation, intangible amortization, restructuring, impairments, stock compensation and other items that neither relate to the ordinary course of the company’s business nor reflect the company’s underlying business performance.
Geographic Information
Long-lived assets, not including goodwill and other intangibles (in thousands):

	Sep 27, 2025	Sep 28, 2024
United States and Canada	$521,052	$473,941

Asia	38,088	40,953
Europe and Middle East	319,620	225,847
Latin America	10,759	10,958
Total international	$368,467	$277,758
	$889,519	$751,699

15)    Employee Retirement Plans

The following table summarizes the company's net periodic pension benefit related to the AGA Group pension plans (in thousands):

	Three Months Ended		Nine Months Ended
	Sep 27, 2025	Sep 28, 2024	Sep 27, 2025	Sep 28, 2024
Net Periodic Pension Benefit:
Interest cost	$12,141	$11,225	$35,875	$32,814
Expected return on assets	(14,567)	(15,930)	(43,043)	(46,567)
Amortization of net loss	16	14	46	40
Amortization of prior service cost	701	686	2,072	2,005
	$(1,709)	$(4,005)	$(5,050)	$(11,708)

The pension costs for all other plans of the company were not material during the period. All components of pension benefit are included within Net periodic pension benefit in the Condensed Consolidated Statements of Comprehensive Income.
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

During three and nine months ended September 27, 2025, the company repurchased 1,049,354 and 3,462,088 shares of its common stock under the program for $148.6 million and $500.4 million, respectively. As of September 27, 2025, 6,695,978 shares had been purchased under the stock repurchase program and 8,304,022 shares remained authorized for repurchase.

The company also treats shares withheld for tax purposes on behalf of employees in connection with the vesting of restricted share grants as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. During the three and nine months ended September 27, 2025, the company repurchased 105 and 83,089 shares of its common stock that were surrendered to the company for withholding taxes related to restricted stock vestings for less than $0.1 million and $13.9 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company. Such factors include, but are not limited to, the outcome of our strategic review; the possibility that the proposed spin-off of the company’s Food Processing business will not be consummated within the anticipated time period or at all and that the company may not realize all or any of the expected benefits of the spin-off; volatility in earnings resulting from goodwill impairment losses, which may occur irregularly and in varying amounts; variability in financing costs and interest rates; quarterly variations in operating results; dependence on key customers; international exposure; risks associated with the company’s foreign operations, including foreign exchange, tariffs and political risks affecting international sales; unfavorable tax law changes and tax authority rulings; ability to protect trademarks, copyrights and other intellectual property; cybersecurity attacks and other breaches in security; changing market conditions, including inflation; the impact of competitive products and pricing; the impact of announced management and organizational changes; the state of the residential construction, housing and home improvement markets; the state of the credit markets, including mortgages, home equity loans and consumer credit; intense competition in the company's business segments including the impact of both new and established global competitors; the timely development and market acceptance of the company’s products; the availability and cost of raw materials; the company's continued ability to realize profitable growth through the sourcing and completion of strategic acquisitions; and other risks detailed herein and from time-to-time in the company’s SEC filings, including the company’s 2024 Annual Report on Form 10-K. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this report are made only as of the date hereof and, except as required by federal securities laws and rules and regulations of the SEC, the company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

In addition to tariffs, the company has been negatively impacted by inflation in wages, logistics, energy, raw materials and component costs. Price increases and pricing strategies have been implemented to mitigate the impact of cost inflation on margins and the company continues to actively monitor costs. Recently announced interest rate cuts are expected to reduce demand headwinds in the long term; however consumer demand in the near term has and may continue to be impacted by higher inflation levels and uncertainty surrounding the Federal Reserve’s future interest rate policy decisions.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Nine Months Ended
	Sep 27, 2025		Sep 28, 2024		Sep 27, 2025		Sep 28, 2024
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$606,001	61.7%	$591,717	62.7%	$1,749,323	61.0%	$1,782,940	62.3%
Food Processing	201,353	20.5	177,874	18.9	585,454	20.4	538,460	18.8
Residential Kitchen	174,777	17.8	173,218	18.4	531,840	18.6	539,881	18.9
Total	$982,131	100.0%	$942,809	100.0%	$2,866,617	100.0%	$2,861,281	100.0%

Results of Operations
The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods:

	Three Months Ended		Nine Months Ended
	Sep 27, 2025	Sep 28, 2024	Sep 27, 2025	Sep 28, 2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.2	62.3	62.4	62.2
Gross profit	36.8	37.7	37.6	37.8
Selling, general and administrative expenses	20.6	19.0	21.6	20.4
Restructuring	0.3	0.3	0.3	0.4
Impairments	72.2	—	24.7	—
Income (loss) from operations	(56.3)	18.4	(9.0)	17.0
Interest expense and deferred financing amortization, net	2.6	2.3	2.2	2.5
Net periodic pension benefit	(0.2)	(0.4)	(0.2)	(0.4)
Other expense, net	0.1	0.1	0.3	—
Earnings before income taxes	(58.8)	16.4	(11.3)	14.9
Provision for income taxes	(6.7)	4.3	(0.3)	3.8
Net earnings	(52.1)%	12.1%	(11.0)%	11.1%

Three Months Ended September 27, 2025 as compared to Three Months Ended September 28, 2024
NET SALES. Net sales for the three months period ended September 27, 2025 increased by $39.3 million or 4.2% to $982.1 million, as compared to $942.8 million in the three months period ended September 28, 2024. Net sales increased by $30.8 million, or 3.3%, from the fiscal 2024 acquisitions of Emery Thompson, JC Ford, and Gorreri and the fiscal 2025 acquisitions of Frigomeccanica and Oka. Excluding acquisitions, net sales increased $8.5 million, or 0.9%, from the prior year period. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the three months period ended September 27, 2025 increased net sales by approximately $9.8 million or 1.0%. Excluding the impact of foreign exchange and acquisitions, sales decreased 0.1% for the three months period ended September 27, 2025 as compared to the prior year period, including a net sales increase of 1.6% at the Commercial Foodservice Equipment Group, a net sales decrease of 5.6% at the Food Processing Equipment Group and a net sales decrease of 0.6% at the Residential Kitchen Equipment Group.
•Net sales of the Commercial Foodservice Equipment Group increased by $14.3 million, or 2.4%, to $606.0 million in the three months period ended September 27, 2025, as compared to $591.7 million in the prior year period. Excluding the acquisition of Emery Thompson, net sales increased $12.6 million, or 2.1%, at the Commercial Foodservice Equipment Group. Excluding the impact of foreign exchange and the acquisition, net sales increased $9.6 million, or 1.6%. Domestically, the company realized a sales increase of $15.3 million, or 3.7%, to $433.7 million, as compared to $418.4 million in the prior year period. Excluding the acquisition, the increase in domestic sales was $13.7 million, or 3.3%. The increase in domestic sales is related to improved market conditions. International sales decreased $1.0 million, or 0.6%, to $172.3 million, as compared to $173.3 million in the prior year period. Excluding the impact of foreign exchange and the acquisition, the decrease in international sales was $4.1 million, or 2.4%. The decrease in international sales is related to slow market conditions, primarily in the Latin American markets.
•Net sales of the Food Processing Equipment Group increased by $23.4 million, or 13.2%, to $201.3 million in the three months period ended September 27, 2025, as compared to $177.9 million in the prior year period. Net sales from the acquisitions of JC Ford, Gorreri, Frigomeccanica and Oka, accounted for an increase of $29.1 million during the three months period ended September 27, 2025. Excluding the impact of foreign exchange and acquisitions, net sales decreased $9.9 million, or 5.6%, at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $16.3 million, or 15.6%, to $120.8 million, as compared to $104.5 million in the prior year period. Excluding acquisitions, the increase in domestic sales was $1.0 million, or 1.0%. The increase in domestic sales is primarily driven by higher sales volumes of protein products. International sales increased $7.1 million, or 9.7%, to $80.5 million, as compared to $73.4 million in the prior year period. Excluding the impact of foreign exchange and acquisitions, the decrease in international sales was $10.9 million, or 14.9%. The decrease in international sales is primarily related to slower market conditions in the European markets for the sale of protein products and Asian markets for the sale of bakery products.
•Net sales of the Residential Kitchen Equipment Group increased by $1.6 million, or 0.9%, to $174.8 million in the three months period ended September 27, 2025, as compared to $173.2 million in the prior year period. Excluding the impact of foreign exchange, net sales decreased $1.0 million, or 0.6% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales decrease of $2.1 million, or 1.9%, to $110.8 million, as compared to $112.9 million in the prior year period. The decrease in domestic sales is primarily driven by challenging market conditions. International sales increased $3.7 million, or 6.1%, to $64.0 million, as compared to $60.3 million in the prior year period. Excluding the impact of foreign exchange, the increase in international sales was $1.1 million, or 1.8%. The increase in international sales is primarily driven by improved market conditions, primarily in the Latin American and European markets.

GROSS PROFIT. Gross profit increased to $361.3 million in the three months period ended September 27, 2025, as compared to $355.4 million in the prior year period, primarily driven by higher sales volumes. The impact of foreign exchange rates increased gross profit by approximately $3.7 million. The gross margin rate was 36.8% in the three months period ended September 27, 2025, as compared to 37.7% in the prior year period, primarily impacted by tariffs and product mix.

•Gross profit at the Commercial Foodservice Equipment Group increased by $4.3 million, or 1.8%, to $238.1 million in the three months period ended September 27, 2025, as compared to $233.8 million in the prior year period. Excluding the acquisition of Emery Thompson, gross profit increased by $3.4 million. The impact of foreign exchange rates increased gross profit by approximately $1.3 million. The gross margin rate decreased to 39.3%, as compared to 39.5% in the prior year period, primarily driven by tariffs. The gross margin rate, excluding the impact of foreign exchange and the acquisition, was 39.2%.

•Gross profit at the Food Processing Equipment Group decreased by $0.2 million, or 0.3%, to $69.0 million in the three months period ended September 27, 2025, as compared to $69.2 million in the prior year period. Gross profit from the acquisitions of JC Ford, Gorreri, Frigomeccanica and Oka increased gross profit by $6.2 million. The impact of foreign exchange rates increased gross profit by approximately $1.3 million. Excluding the impact of foreign exchange rates and acquisitions, gross profit decreased by $7.7 million. The gross profit margin rate decreased to 34.3%, as compared to 38.9% in the prior year period, primarily related to tariffs and product mix. The gross margin rate, excluding the impact of foreign exchange and acquisitions, was 36.6%.

•Gross profit at the Residential Kitchen Equipment Group increased by $1.5 million, or 2.8%, to $54.3 million in the three months period ended September 27, 2025, as compared to $52.8 million in the prior year period. The impact of foreign exchange rates increased gross profit by approximately $1.1 million. Gross profit increased related to higher sales volume. The gross margin rate increased to 31.1%, as compared to 30.5% in the prior year period, primarily related to product mix and benefits from cost reduction initiatives, offset by tariffs. The gross margin rate excluding the impact of foreign exchange was 30.9%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased to $203.6 million in the three months period ended September 27, 2025, as compared to $179.5 million in the three months period ended September 28, 2024. As a percentage of net sales, selling, general, and administrative expenses were 20.6% in the three months period ended September 27, 2025 as compared to 19.0% in the three months period ended September 28, 2024.

Selling, general and administrative expenses reflect increased costs of $7.1 million associated with acquisitions, including $1.3 million of intangible amortization expense. Selling, general and administrative expenses reflect increases in strategic transaction costs of $5.9 million, professional fees of $2.5 million, advertising and trade shows of $3.8 million, commissions of $2.0 million, contingent consideration of $1.8 million and travel expenses of $1.7 million; offset by a decrease of $2.9 million in combined compensation costs and share-based compensation. Foreign exchange rates had an unfavorable impact of $2.2 million.

RESTRUCTURING EXPENSES. Restructuring expenses increased $0.3 million to $2.8 million for the three months period ended September 27, 2025, as compared to $2.5 million for the three months period ended September 28, 2024. Restructuring expenses in the three months period ended September 27, 2025 related primarily to headcount reductions and facility consolidations within the Residential Kitchen Equipment Group. Restructuring expenses in the three months period ended September 28, 2024 related primarily to headcount reductions and facility consolidations within all three segments.

IMPAIRMENTS. The company recognized non-cash impairment of $709.1 million in the three months period ended September 27, 2025 primarily associated with the interim quantitative impairment tests of goodwill of the Residential Kitchen Equipment Group reporting unit and several trademarks within Residential Kitchen Equipment Group. See Note 8 - Goodwill and Note 9 - Intangibles to the Condensed Consolidated Financial Statements for further information on impairments. There was no impairment expense in the prior year period.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $25.1 million in the three months period ended September 27, 2025, as compared to $21.4 million in the prior year period, primarily reflecting the increase in interest rates and net debt levels. Net periodic pension benefit decreased $2.3 million to $1.6 million in the three months period ended September 27, 2025, as compared to $3.9 million in the prior year period, related to the increase in discount rate used to calculate the interest cost and decrease in expected return on assets as a result of the lower asset value and slightly lower assumed return on assets than in prior years. Other expense was $1.1 million in the three months period ended September 27, 2025, as compared to $1.2 million in the prior year period and consists mainly of net foreign exchange gains and losses.

INCOME TAXES. A tax benefit of $(66.0) million, at an effective rate of 11.4%, was recorded during the three months period ended September 27, 2025, as compared to a tax provision of $40.5 million at an effective rate of 26.2%, in the prior year period. During the three months period ended September 27, 2025, the effective tax rate was less than the prior year period due to a portion of the impairment charges within the Residential Kitchen Equipment Group being non-deductible goodwill. The effective tax rate for the three months period ended September 27, 2025, when excluding the impairment charges within the Residential Kitchen Equipment Group, was 23.7% and is higher than the U.S. statutory tax rate of 21% primarily due to state taxes and foreign tax rate differentials.
On July 4, 2025, P.L. 119-21, commonly known as the One Big Beautiful Bill Act, was enacted into law in the United States. The company is currently evaluating the tax law changes and does not expect a material impact to its effective tax rate.

Nine Months Ended September 27, 2025 as compared to Nine Months Ended September 28, 2024
NET SALES. Net sales for the nine months period ended September 27, 2025 increased by $5.4 million, or 0.2%, to $2,866.7 million, as compared to $2,861.3 million in the nine months period ended September 28, 2024. Net sales increased by $84.7 million, or 3.0%, from the fiscal 2024 acquisitions of GBT GmbH Bakery, MaxMac, Emery Thompson, JC Ford and Gorreri and the fiscal 2025 acquisitions of Frigomeccanica and Oka. Excluding acquisitions, net sales decreased $79.3 million, or 2.8%, from the prior year period. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the nine months period ended September 27, 2025 increased net sales by approximately $10.7 million. Excluding the impact of foreign exchange and acquisitions, sales decreased 3.1% for the nine months period ended September 27, 2025 as compared to the prior year period, including a net sales decrease of 2.2% at the Commercial Foodservice Equipment Group, a net sales decrease of 7.0% at the Food Processing Equipment Group and a net sales decrease of 2.3% at the Residential Kitchen Equipment Group.
•Net sales of the Commercial Foodservice Equipment Group decreased by $33.6 million, or 1.9%, to $1,749.3 million in the nine months period ended September 27, 2025, as compared to $1,782.9 million in the prior year period. Excluding the acquisition of Emery Thompson, net sales of the Commercial Foodservice Equipment Group decreased $39.7 million, or 2.2%, as compared to the prior year period. Excluding the impact of foreign exchange and the acquisition, net sales decreased $39.9 million, or 2.2%, at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales decrease of $25.7 million, or 2.0%, to $1,260.1 million, as compared to $1,285.8 million in the prior year period. Excluding the acquisition, the decrease in domestic sales was $31.6 million, or 2.5%, as compared to the prior year period. The decrease in domestic sales is related to slower market conditions particularly with lower chain customer store traffic and replacement demand. International sales decreased $7.9 million, or 1.6%, to $489.2 million, as compared to $497.1 million in the prior year period. Excluding the impact of foreign exchange and the acquisition, the decrease in international sales was $8.3 million, or 1.7%. The decrease in international sales is related to slow market conditions, primarily in the Latin American and Asian markets.
•Net sales of the Food Processing Equipment Group increased by $47.0 million, or 8.7%, to $585.5 million in the nine months period ended September 27, 2025, as compared to $538.5 million in the prior year period. Net sales from the acquisitions of GBT GmbH Bakery, MaxMac, JC Ford, Gorreri, Frigomeccanica and Oka accounted for an increase of $78.6 million during the nine months period ended September 27, 2025. Excluding the impact of acquisitions, net sales of the Food Processing Equipment Group decreased $31.6 million, or 5.9%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales decreased $37.6 million, or 7.0%, at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $21.3 million, or 6.7%, to $339.0 million, as compared to $317.7 million in the prior year period. This includes an increase of $38.7 million from acquisitions. Excluding acquisitions, the decrease in domestic sales was $17.4 million, or 5.5%, as compared to the prior year period. The decrease in domestic sales was driven primarily by protein products. International sales increased $25.7 million, or 11.6%, to $246.5 million, as compared to $220.8 million in the prior year period. This includes an increase of $39.9 million from acquisitions and an increase of $6.0 million related to the favorable impact of foreign exchange rates. Excluding the impact of foreign exchange and acquisitions, the sales decrease in international sales was $20.2 million, or 9.1%. The decrease in international sales reflects slower market conditions in the European and Asian markets.
•Net sales of the Residential Kitchen Equipment Group decreased by $8.0 million, or 1.5%, to $531.8 million in the nine months period ended September 27, 2025, as compared to $539.9 million in the prior year period. Excluding the impact of foreign exchange, net sales decreased $12.5 million, or 2.3%, at the Residential Kitchen Equipment Group. Domestically, the company realized a sales decrease of $9.9 million, or 2.9%, to $334.8 million, as compared to $344.7 million in the prior year period. International sales increased $1.9 million, or 1.0%, to $197.1 million, as compared to $195.2 million in the prior year period. Excluding the impact of foreign exchange, the net sales decrease in international sales was $2.6 million, or 1.3%. The decrease in net sales is primarily driven by challenging market conditions domestically and in the European markets.
GROSS PROFIT. Gross profit decreased to $1,078.5 million in the nine months period ended September 27, 2025 as compared to $1,081.4 million in the prior year period. The impact of foreign exchange rates increased gross profit by approximately $4.8 million. The gross margin rate was 37.6% in the nine months period ended September 27, 2025, as compared to 37.8% in the nine months period ended September 28, 2024.

•Gross profit at the Commercial Foodservice Equipment Group decreased by $4.6 million, or 0.6%, to $704.6 million in the nine months period ended September 27, 2025, as compared to $709.2 million in the prior year period. Excluding the acquisition of Emery Thompson, gross profit decreased by $8.0 million related to lower sales volume. The impact of foreign exchange rates increased gross profit by approximately $0.6 million. The gross margin rate increased to 40.3%, as compared to 39.8% in the prior year period, primarily related to profitability initiatives. The gross margin rate, excluding the acquisition and the impact of foreign exchange, was 40.2%.

•Gross profit at the Food Processing Equipment Group increased by $1.1 million, or 0.5%, to $210.9 million in the nine months period ended September 27, 2025, as compared to $209.8 million in the prior year period. Gross profit from the acquisitions of GBT GmbH Bakery, MaxMac, JC Ford, Gorreri, Frigomeccanica and Oka increased gross profit by $23.4 million. Excluding acquisitions, gross profit decreased by $22.3 million due to lower sales volume and product mix. The impact of foreign exchange rates increased gross profit by approximately $2.3 million. The gross profit margin rate decreased to 36.0%, as compared to 39.0% in the prior year period, primarily related to product mix. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 37.0%.

•Gross profit at the Residential Kitchen Equipment Group increased by $1.8 million, or 1.1%, to $162.8 million in the nine months period ended September 27, 2025, as compared to $161.0 million in the prior year period. The impact of foreign exchange rates increased gross profit by approximately $1.9 million. The gross margin rate increased to 30.6%, as compared to 29.8% in the prior year period, primarily related to product mix and benefits from cost reduction initiatives, offset by tariffs. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 30.5%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased to $619.8 million in the nine months period ended September 27, 2025, as compared to $584.1 million in the nine months period ended September 28, 2024. As a percentage of net sales, selling, general, and administrative expenses were 21.6% in the nine months period ended September 27, 2025, as compared to 20.4% in the nine months period ended September 28, 2024.

Selling, general and administrative expenses reflect increased costs of $18.1 million associated with acquisitions, including $3.6 million of intangible amortization expense. Selling, general and administrative expenses reflects increases in strategic costs of $15.9 million, advertising and trade shows of $6.4 million, professional fees of $6.3 million, commissions of $5.7 million and travel expenses of $2.0 million. This was offset by a decrease of $15.0 million related to the combined impact of compensation costs and share-based compensation, and $5.4 million related to intangible amortization expense. Foreign exchange rates had an unfavorable impact of $1.9 million.

RESTRUCTURING EXPENSES. Restructuring expenses decreased $3.2 million to $7.8 million in the nine months period ended September 27, 2025 from $11.0 million in the nine months period ended September 28, 2024. Restructuring expenses in the nine months period ended September 27, 2025 related primarily to headcount reductions and facility consolidations within the Residential Kitchen Equipment Group and Commercial Foodservice Equipment Group. Restructuring expenses in the nine months period ended September 28, 2024 related primarily to headcount reductions and facility consolidations within all three segments.

IMPAIRMENTS. The company recognized non-cash impairment of $709.1 million in the nine months period ended September 27, 2025 primarily associated with the interim quantitative impairment tests of goodwill of the Residential Kitchen Equipment Group reporting unit and several trademarks within Residential Kitchen Equipment Group. See Note 8 - Goodwill and Note 9 - Intangibles to the Condensed Consolidated Financial Statements for further information on impairments. There was no impairment expense in the prior year period.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $63.4 million in the nine months period ended September 27, 2025, as compared to $72.2 million in the prior year period, primarily reflecting the decrease in interest rates and net debt levels. Net periodic pension benefit decreased $6.5 million to $4.7 million in the nine months period ended September 27, 2025, as compared to $11.2 million in the prior year period related to the increase in discount rate used to calculate the interest cost and decrease in expected return on assets as a result of the lower asset value and slightly lower assumed return on assets than in prior years. Other expense was $7.5 million in the nine months period ended September 27, 2025, as compared to other expense of $1.0 million in the prior year period and consists mainly of foreign exchange gains and losses.

INCOME TAXES. A tax benefit of $(9.8) million, at an effective rate of 3.0%, was recorded during the nine months period ended September 27, 2025, as compared to a tax provision of $108.2 million at an effective rate of 25.5%, in the prior year period. During the nine months period ended September 27, 2025, the effective tax rate was less than the prior period ending due to a portion of the impairment charges within the Residential Kitchen Equipment Group being non-deductible goodwill. The effective tax rate for the nine months period ended September 27, 2025, when excluding the impairment charges within the Residential Kitchen Equipment Group, was 22.6% and is higher than the U.S. statutory tax rate of 21% primarily due to state taxes and foreign tax rate differentials.

Financial Condition and Liquidity

Total cash and cash equivalents decreased by $514.4 million to $175.1 million at September 27, 2025 from $689.5 million at December 28, 2024. Total debt decreased to $2.1 billion at September 27, 2025 from $2.4 billion at December 28, 2024.

OPERATING ACTIVITIES. Net cash provided by operating activities after changes in assets and liabilities amounted to $439.5 million as compared to $447.1 million in the prior year.
During the nine months period ended September 27, 2025, working capital changes impacted operating cash flows primarily driven by increased inventory levels of $32.9 million, an increase in prepaid expenses and other assets of $26.7 million due to impacts from the timing of tax payments and status of over-time revenue contracts, an increase in accounts payable of $28.7 million and an increase of $8.4 million in accrued expenses and other liabilities, including impacts from the timing of payments made for taxes, various customer programs and incentive programs.
INVESTING ACTIVITIES. During the nine months period ended September 27, 2025, net cash used for investing activities amounted to $110.6 million. Cash used to fund acquisitions and investments amounted to $34.5 million. Additionally, $74.9 million was expended, primarily to upgrade production equipment, manufacturing facilities, and investments in innovation centers.
FINANCING ACTIVITIES. Net cash flows used for financing activities amounted to $866.0 million during the nine months period ended September 27, 2025. The company’s borrowing activities during 2025 included $865.5 million of net proceeds under its Credit Facility, $449.3 million of net repayments under its Credit Facility and $744.5 million of payments of principal of convertible notes. On August 19, 2025, the company and its lenders entered into an agreement to amend the Credit Facility which, among other things, extended the maturity date of the Credit Agreement from October 21, 2026 to April 28, 2028.
Additionally, in 2025 the company repurchased $514.3 million of Middleby common stock shares. This was comprised of $13.9 million to repurchase 83,089 shares of Middleby common stock that were surrendered to the company for withholding taxes related to restricted stock vestings and $500.4 million used to repurchase 3,462,088 shares of its common stock under a repurchase program.
At September 27, 2025, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
Recently Issued Accounting Standards

See Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 4 - Recently Issued Accounting Standards, of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
Management's discussion and analysis of financial condition and results of operations are based upon the company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures. On an ongoing basis, the company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions and any such differences could be material to the company's consolidated financial statements. There have been no changes in the company's critical accounting policies, which include revenue recognition, inventories, goodwill and indefinite-life intangibles, convertible debt, pensions benefits, and income taxes, as discussed in the company's Annual Report on Form 10-K for the year ended December 28, 2024 (the “2024 Annual Report on Form 10-K”), except for goodwill and indefinite-lived intangibles as discussed in Note 8 - Goodwill and Note 9 - Intangibles to the Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations:

Twelve Month Period coinciding with the end of the company's Fiscal Third Quarter	Variable Rate Debt

2026	$42,110
2027	41,687
2028	1,978,311
2029	786
2030 and thereafter	4,243
$2,067,137

The company is exposed to interest rate risk on its floating-rate debt. The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. Prior to July 1, 2023, the company amended its Credit Facility and the existing interest rate swap agreements to transition the interest reference rate from one-month LIBOR to one-month Secured Overnight Financing Rate ("SOFR"). There were no other changes to the company's Credit Facility or timing of cash flows. The amendment was entered into because the LIBOR rate historically used was no longer published after June 30, 2023. The company utilized expedients within ASC 848 to conclude that this amendment should be treated as a non-substantial modification of the existing contract, resulting in no impact to the company's consolidated financial statements. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of September 27, 2025, the fair value of these instruments was an asset of $14.6 million. The change in fair value of these swap agreements in the first nine months of 2025 was a loss of $11.8 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.
Foreign Exchange Derivative Financial Instruments
The company uses derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third-party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted foreign exchange rates would not have a material impact on the company's financial position, results of operations and cash flows. The fair value of the forward and option contracts was a loss of $0.4 million at the end of the third quarter of 2025.
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
As of September 27, 2025, the company's management, with the participation of the company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended September 27, 2025, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the nine months ended September 27, 2025, except as follows:
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
June 29, 2025 to July 26, 2025	551,091	$147.00	551,091	8,802,285
July 27, 2025 to August 23, 2025	498,263	135.64	498,263	8,304,022
August 24, 2025 to September 27, 2025	—	—	—	8,304,022
Quarter ended September 27, 2025	1,049,354	$141.60	1,049,354	8,304,022

(1) On November 7, 2017, the company's Board of Directors resolved to terminate the company's existing share repurchase program, effective as of such date, which was originally adopted in 1998, and approved a new stock repurchase program. This program authorizes the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. In May 2022, July 2024 and May 2025, the company's Board of Directors approved the repurchase of an additional 2,500,000, 2,500,000 and 7,500,000 shares of its outstanding common stock under the current program, respectively. As of September 27, 2025, the total number of shares authorized for repurchase under the program is 15,000,000 shares. As of September 27, 2025, 6,695,978 shares had been purchased under the stock repurchase program and 8,304,022 shares remained authorized for repurchase.

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

Item 6. Exhibits

Exhibits:

Exhibit 10.1
Third Amendment to Eighth Amended and Restated Credit Agreement, dated as of August 19, 2025, among Middleby Marshall Inc., The Middleby Corporation, the Loan Parties named therein, the lenders named therein and Bank of America, N.A., as administrative agent for the lenders, incorporated by reference to the company’s Form 8-K Exhibit 10.1 filed on August 21, 2025.

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

Exhibit 101 –
Financial statements on Form 10-Q for the quarter ended September 27, 2025, filed on November 6, 2025, formatted in Inline Extensive Business Reporting Language (iXBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

Exhibit 104 –	Cover Page Interactive Data File (formatted as Inline Extensive Business Reporting Language (iXBRL) and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	November 6, 2025	By:	/s/ Bryan E. Mittelman
Bryan E. Mittelman
Chief Financial Officer