Form 10-K
period 2026-01-03
MIDDLEBY Corp
filed 2026-03-04
CIK 769520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Fiscal Year Ended January 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 28, 2025 was approximately $6,873,088,716.
The number of shares outstanding of the Registrant’s class of common stock, as of March 2, 2026, was 47,181,017 shares.
Documents Incorporated by Reference
Part III of Form 10-K incorporates by reference the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2026 annual meeting of stockholders.

THE MIDDLEBY CORPORATION
JANUARY 3, 2026
FORM 10-K ANNUAL REPORT

PART I
Item 1.      Business
General
The Middleby Corporation, a Delaware corporation (“Middleby” or the “company”), through its operating subsidiary Middleby Marshall Inc., a Delaware corporation (“Middleby Marshall”) and its subsidiaries, is a leader in the design, manufacture, marketing, distribution, and service of a broad line of (i) foodservice equipment, integrated IoT solutions and universal controllers used in all types of commercial restaurants and institutional kitchens and (ii) food preparation, cooking, baking, chilling and packaging equipment for food processing operations.
Founded in 1888 as a manufacturer of baking ovens, Middleby Marshall Oven Company was acquired in 1983 by TMC Industries Ltd., a publicly traded company that changed its name in 1985 to The Middleby Corporation. The company has established itself as a leading provider of (i) commercial restaurant equipment and (ii) food processing equipment as a result of its acquisition of industry leading brands and through the introduction of innovative products.
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
Discontinued Operations
On December 4, 2025, the company entered into a partnership interest purchase agreement to sell a 51% stake in its Residential Kitchen Equipment Group to an affiliate of 26North Partners LP in a transaction valuing the business at $885 million (the “Residential Transaction”).
The Residential Transaction was completed on February 2, 2026. Following the close of the Residential Transaction, the company owns a 49% non-controlling interest in a new standalone joint venture holding the business. The company received net cash proceeds of approximately $565 million and a $135 million promissory note from the joint venture, subject to future closing adjustments.
The results of the Residential Kitchen Equipment Group are presented as discontinued operations in the company’s Consolidated Financial Statements. The Residential Kitchen Equipment Group was historically presented as a reportable segment. See Notes 1 and 12 to the Consolidated Financial Statements for further details.
Proposed Separation Transaction
On February 25, 2025, the company announced its intent to separate its Food Processing business through a spin-off of the Food Processing business, under which the stock of Food Processing, as a new independent publicly traded company, will be distributed to Middleby’s shareholders. As of the date hereof, Middleby is targeting completion of the separation in the second quarter of 2026, subject to certain customary conditions, including, among others, final approval by the company’s Board of Directors and the effectiveness of appropriate filings with the SEC. The spin-off of Food Processing is expected to be tax-free for U.S. federal income tax purposes. There can be no assurance that any separation transaction will ultimately occur or, if one does occur, of its terms or timing.
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
The Commercial Foodservice Equipment Group's leading portfolio of trade names includes Anets, APW Wyott, Bakers Pride, Beech Ovens, BKI, Blodgett, Blodgett Combi, Bloomfield, Blue Sparq, Britannia, Carter-Hoffmann, Celfrost, Concordia, CookTek, Crown, CTX, Desmon, Deutsche Beverage, Doyon, Emery Thompson, Eswood, EVO, Firex, Flavor Burst, Follett, Frifri, Globe, Goldstein, Holman, Houno, Hydra Rinse, Icetro, IMC, Imperial, Induc, Jade, JoeTap, Josper, Kloppenberg, L2F, Lang, Lincat, Marco, MagiKitch’n, Market Forge, Marsal, Marvel Scientific, Mercury, Middleby Marshall, Newton CFV, Nieco, Nu-Vu, Perfect Fry, Pitco, Powerhouse Dynamics, QualServ, RAM, Southbend, Ss Brewtech, Star, Starline, Sveba

Dahlen, Synesso, Taylor, Terry, Toastmaster, TurboChef, U-Line Commercial, Ultrafryer, Varimixer, Viking Commercial, Wells, Wild Goose Filling and Wunder-Bar.
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
Food Processing Equipment Group
The Food Processing Equipment Group offers a broad portfolio of processing solutions for customers producing protein products, such as bacon, salami and dry cure, sausage and hot dogs, egg bites, poultry, alternative protein, case ready, lunch meat and pet food, and producers of bakery products, such as bread and buns, artisan bread, sweet goods, cakes and muffins, cookies, crackers, pizza and pastries, tortillas and snacks. Through its broad line of products, the company is able to deliver a wide array of cooking solutions to service a variety of food processing requirements demanded by its customers. The company can offer highly integrated solutions that provide a food processing operation a uniquely integrated solution providing for the highest level of food quality, product consistency, and reduced operating costs resulting from increased product yields, increased capacity and greater throughput and reduced labor costs through automation.
The Food Processing Equipment Group's leading portfolio of trade names includes Alkar, Armor Inox, Auto-Bake, Baker Thermal Solutions, Burford, Colussi Ermes, Cozzini, CV-Tek, Danfotech, Drake, Escher, Filtration Automation, Frigomeccanica, GBT GmbH Bakery, Glimek, Gorreri, Hinds-Bock, Inline Filling Systems, JC Ford, Key-Log, Maurer-Atmos, Maxmac, MP Equipment, Oka, Pacproinc, Proxaut, RapidVisionPak, Scanico, Spooner Vicars, Stewart Systems, Sveba Dahlen, Thurne, and Vemac.
The products offered by this group include a comprehensive suite of cooking and baking solutions, including mixers, make-up lines, batch ovens, proofers, conveyor belt ovens, spiral ovens, serpentine ovens and other continuous processing ovens, frying systems and automated thermal processing systems. The company also provides a comprehensive portfolio of complementary food preparation equipment such as tumblers, massagers, grinders, slicers, reduction and emulsion systems, mixers, blenders, battering equipment, breading equipment, seeding equipment, water cutting systems, food presses, food suspension equipment, filling and depositing solutions and forming equipment, as well as a variety of automated loading and unloading systems, automated washing systems, auto-guided vehicles, food safety, food handling, cooling, freezing, defrosting and packaging equipment. This portfolio of equipment can be integrated to provide customers a highly efficient and customized solution.
Acquisition Strategy
The company has pursued a strategy to acquire and assemble a leading portfolio of brands and technologies. Over the past two years, the company has completed seven acquisitions to add to its portfolio of brands and technologies of the Commercial Foodservice Equipment Group and Food Processing Equipment Group. These acquisitions have added seven brands to the Middleby portfolio and positioned the company as a leading provider of equipment in each respective industry. These acquisitions were not individually material and were acquired for an aggregate purchase price totaling $153.6 million, net of cash acquired.
Commercial Foodservice Equipment Group
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
•July 2025: The company completed its acquisition of all the capital stock of Frigomeccanica S.p.A. (“Frigomeccanica”), a global leader in equipment solutions for drying, defrosting, fermentation, refrigeration and preservation used in the food processing industry, located in Parma, Italy.
•August 2025: The company completed its acquisition of all the capital stock of OKA-Spezialmaschinenfabrik GmbH & Co. KG (“Oka”), a leading designer and manufacturer of industrial extrusion, molding, depositing and cutting industrial production equipment in bakery, confectionery and pet-food markets, located in Darmstadt, Germany.
The Customers and Market
Commercial Foodservice Equipment Industry
The company's end-user customers include: (i) fast food, fast casual and quick-service restaurants, including ghost kitchens, (ii) full-service restaurants, including casual-theme restaurants, (iii) retail outlets, such as convenience stores, supermarkets and department stores and (iv) public and private institutions, such as hotels, resorts, schools, hospitals, long-term care facilities, correctional facilities, stadiums, airports, corporate cafeterias, college and universities, military facilities and government agencies. The company's domestic sales are primarily through independent dealers and distributors and are marketed by the company's sales personnel and network of independent manufacturers' representatives. Many of the dealers in the U.S. belong to buying groups that negotiate sales terms with the company. Certain large multi-national restaurant and hotel chain customers have purchasing organizations that manage product procurement for their systems. Included in these customers are several large multi-national restaurant chains.
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
The company is developing innovations to solve the challenges within our customers' operations. We believe automated equipment that addresses labor issues will provide our customers a meaningful return on their investment. We believe innovative equipment solutions, including integrated IoT platforms and universal controllers, will allow restaurateurs to scale their operations quickly and leverage data to make operational decisions to improve efficiency.
Food Processing Equipment Industry
The company's customers include a diversified base of leading food processors. Customers include some of the largest international food processing companies. A large portion of the company's revenues have been generated from producers of protein products such as bacon, salami and dry cure, sausage and hot dogs, egg bites, poultry, alternative protein, case ready, lunch meat and pet food, and producers of bakery products, such as bread and buns, artisan bread, sweet goods, cakes and muffins, cookies, crackers, pizza and pastries, tortillas and snacks.
The food processing industry historically was highly fragmented; however, increasing competition has led to more consolidation with the emergence of large conglomerates that possess a variety of food brands. The consolidation of food processing plants associated with industry mergers and acquisitions drives a need for more flexible and efficient equipment that is capable of processing large volumes of consistent quality products in quicker cycle times. In recent years, food processors have had to conform to the demands of “big box” retailers and the restaurant industry, including, most importantly, greater product consistency and exact package weights. Food processors increasingly are partnering with equipment manufacturers that develop technologies offering better process control for proven product consistency, innovative packaging designs and other solutions. To protect their own brands and reputations, retailers and large restaurant chains are also dictating food safety standards that are often stricter than government regulations.
A number of factors, including raw material prices, cost of ownership of their equipment, labor and health care costs, are driving food processors to focus on ways to improve their generally thin profitability margins. In order to increase the profitability and efficiency in processing plants, food processors pay increasingly more attention to the performance of their machinery and the flexibility in the functionality of the equipment. Food processors are continuously looking for ways to make their plants safer and reduce labor-intensive activities. Food processors are increasingly recognizing the value of new technology as an important vehicle to drive productivity and profitability in their plants. Due to customer requirements, food processors are expected to continue to demand new and innovative equipment that addresses food safety, food quality, automation, flexibility and sustainability.
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
The global food processing equipment and packaging industry is large and growing. Global demand for food processing equipment and packaging is estimated to be in excess of $70 billion worldwide.
Backlog
Commercial Foodservice Equipment Group
The backlog of orders for the Commercial Foodservice Equipment Group was $260.4 million at January 3, 2026, most all of which is expected to be filled during 2026. The Commercial Foodservice Equipment Group's backlog was $265.3 million at December 28, 2024. The backlog is not necessarily indicative of the level of business expected for the year.
Food Processing Equipment Group
The backlog of orders for the Food Processing Equipment Group was $409.9 million at January 3, 2026, which is expected to be filled by the end of fiscal 2027. The Food Processing Equipment Group's backlog was $257.6 million at December 28, 2024. The acquired Frigomeccanica and OKA businesses accounted for $60.3 million of the backlog.
Marketing and Distribution
Commercial Foodservice Equipment Group
Middleby's products and services are marketed in the U.S. and in over 100 countries through a combination of the company's sales and marketing personnel, together with an extensive network of independent dealers, distributors, consultants, sales representatives and agents.
In the United States, the company distributes its products to independent end-users primarily through a network of non-exclusive dealers nationwide, who are supported by manufacturers' marketing representatives. Sales are made direct to certain large restaurant chains that have established their own procurement and distribution organization for their franchise system. The company's relationships with major restaurant chains are primarily handled through an integrated effort of top-level executive and sales management at the corporate and business division levels to best serve each customer's needs. International sales are primarily made through a network of company owned and local independent distributors and dealers. To supplement the sales strategy, the company has invested in opening Middleby Innovation Kitchens (the MIK) in Dallas, Germany and Spain, which provide chef-driven demonstration and live cooking on over 200 pieces of live Middleby commercial kitchen innovation and serve as state of the art training facilities.
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
The company’s sale process is highly consultative due to the highly technical nature of the equipment, especially in the case of the full processing line solutions. During a typical sales process, salespeople make several visits to the customer’s facility to conceptually discuss the production requirements, footprint and configuration of the proposed equipment. The company employs a technically proficient sales force, many of whom have previous technical experience with the company as well as education backgrounds in food science. The sales strategy of the company is fostered by its own food technologists and with Protein and Bakery Innovation Centers in Chicago, Dallas, India and Italy, which are available for development with technical performance and product testing for customers.
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
The company believes that it is one of the largest multiple-line manufacturers of commercial kitchen and food processing equipment in the U.S. and worldwide although some of its competitors are units of operations that are larger than the company and possess greater financial and personnel resources. Among the company's major competitors to the Commercial Foodservice Equipment Group are the Ali Group S.r.l.; Duke Manufacturing; AB Electrolux; Haier Group; Hoshizaki America, Inc.; Hobart Corporation and Vulcan-Hart, subsidiaries of Illinois Tool Works Inc.; Marmon Foodservice Technologies, a Berkshire Hathaway Company; Midea Group; Panasonic Corporation; Rational AG and SMEG S.p.A. Major competitors to the Food Processing Equipment Group include AMF Bakery Systems, Duravant, The GEA Group, JBT Marel Corporation and ProMach.
Manufacturing and Quality Control
The company’s manufacturing operations provide for an expertise in the design and production of specific products for each of the business segments. The company has from time to time either consolidated manufacturing facilities producing similar product or transferred production of certain products to another existing operation with a higher level of expertise or efficiency.
The Commercial Foodservice Equipment Group manufactures its products in twenty-five domestic and eighteen international production facilities. The Food Processing Equipment Group manufactures its products in thirteen domestic and sixteen international production facilities. See Item 2. Properties for a list of the principal domestic and international manufacturing facilities by segment.
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
Seasonality
The Commercial Foodservice Equipment Group's revenues have historically been slightly stronger in the second and third quarters due to increased purchases from customers involved with the catering business and institutional customers, particularly schools, during the summer months.
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
The company's leading portfolio of trade names of its Commercial Foodservice Equipment Group include Anets, APW Wyott, Bakers Pride, Beech Ovens, BKI, Blodgett, Blodgett Combi, Bloomfield, Blue Sparq, Britannia, Carter-Hoffmann, Celfrost, Concordia, CookTek, Crown, CTX, Desmon, Deutsche Beverage, Doyon, Emery Thompson, Eswood, EVO, Firex, Flavor Burst, Follett, Frifri, Globe, Goldstein, Holman, Houno, Hydra Rinse, Icetro, IMC, Imperial, Induc, Jade, JoeTap, Josper, Kloppenberg, L2F, Lang, Lincat, Marco, MagiKitch’n, Market Forge, Marsal, Marvel Scientific, Mercury, Middleby Marshall, Newton CFV, Nieco, Nu-Vu, Perfect Fry, Pitco, Powerhouse Dynamics, QualServ, RAM, Southbend, Ss Brewtech, Star, Starline, Sveba Dahlen, Synesso, Taylor, Terry, Toastmaster, TurboChef, U-Line Commercial, Ultrafryer, Varimixer, Viking Commercial, Wells, Wild Goose Filling and Wunder-Bar.
The company’s leading portfolio of trade names of its Food Processing Equipment Group include Alkar, Armor Inox, Auto-Bake, Baker Thermal Solutions, Burford, Colussi Ermes, Cozzini, CV-Tek, Danfotech, Drake, Escher, Filtration Automation, Frigomeccanica, GBT GmbH Bakery, Glimek, Gorreri, Hinds-Bock, Inline Filling Systems, JC Ford, Key-Log, Maurer-Atmos, Maxmac, MP Equipment, Oka, Pacproinc, Proxaut, RapidVisionPak, Scanico, Spooner Vicars, Stewart Systems, Sveba Dahlen, Thurne, and Vemac.
The company holds a broad portfolio of patents and licenses covering technology and applications related to various products, equipment and systems. Management believes the expiration of any one of these patents would not have a material adverse effect on the overall operations or profitability of the company.
Human Capital
As of January 3, 2026, 8,826 persons were employed by the company and its subsidiaries of continuing operations. Of this amount, 4,786 employees were located in the United States and the remaining employees were located outside of the United States. Unionized employees accounted for approximately 5% of the company’s workforce as of January 3, 2026. Management believes that the relationships between employees and management are good.
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
Commercial Foodservice Equipment Group
As of January 3, 2026, 5,878 persons were employed within the Commercial Foodservice Equipment Group. Of this amount, 2,579 were management, administrative, sales, engineering and supervisory personnel, 2,920 were hourly production non-union workers and 379 were hourly production union members. Included in these totals were 2,393 individuals employed outside of the United States, of which 1,264 were management, sales, administrative and engineering personnel, 1,030 were hourly production non-union workers and 99 were hourly production union workers, who participate in an employee cooperative. At its Windsor, California facility, the company has a union contract with the Sheet Metal Workers International Association that expires on February 26, 2027. At its Englewood, Colorado facility, the company has a union contract with the International Association of Sheet Metal, Air, Rail and Transportation Workers that expires on April 30, 2026. At its Elgin, Illinois facility, the company has a union contract with the International Brotherhood of Teamsters that expires on July 31, 2028. At its Easton, Pennsylvania facility, the company has a union contract with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union that expires on May 4, 2027. The company also has a union workforce at its manufacturing facility in the Philippines, under a contract that expires on June 30, 2026. Management believes that the relationships between employees, unions and management are good.
Food Processing Equipment Group
As of January 3, 2026, 2,843 persons were employed within the Food Processing Equipment Group. Of this amount, 1,625 were management, administrative, sales, engineering and supervisory personnel, 1,114 were hourly production non-union workers and 104 were hourly production union members. Included in these totals were 1,647 individuals employed outside of the United States, of which 1,047 were management, sales, administrative and engineering personnel and 600 were hourly production non-union workers. At its Lodi, Wisconsin facility, the company has a contract with the International Association of Bridge, Structural, Ornamental and Reinforcing Ironworkers that expires on December 31, 2027. At its Algona, Iowa facility, the company has a union contract with the United Food and Commercial Workers that expires on December 31, 2026. Management believes that the relationships between employees, unions and management are good.
Corporate
As of January 3, 2026, 105 persons were employed at the corporate office.
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
The company’s operating results are impacted by the health of the North American, European, Asian and Latin American economies. The company’s business and financial performance, including collection of its accounts receivable, may be materially adversely affected by current and future economic conditions that may cause a decline in business and consumer spending, a reduction in the availability of credit and decreased growth of its existing customers, resulting in customers electing to delay the replacement of aging equipment. Higher energy costs, fluctuating interest rates, financial market volatility, inflation, recession, global hostilities and acts of terrorism, tariffs or changes in tariff policies have and may in the future also adversely affect the company’s business and financial performance. For example, recent significant trade policy and tariff actions by the U.S. government and many other countries are have created significant uncertainty and potential risks for the company. The tariffs imposed to date have increased the cost of certain raw materials and components. There can be no assurance of the company’s ability to offset the impact of these tariffs, fully or at all. Furthermore, the imposition of retaliatory tariffs from other countries on the company's exported products could negatively affect demand and future sales volumes. The long-term effects of current and future tariffs and any future trade policy changes on the global economy and the industries in which the company operates remain uncertain and could have a material adverse effect on our business, results of operations or financial condition. Furthermore, the company may experience difficulties in scaling its operations due to economic pressures in the U.S. and international markets.
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
The company now has and may continue to have a significant amount of indebtedness. At January 3, 2026, the company had $2.2 billion of borrowings and $4.5 million in letters of credit outstanding.
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

The company’s Credit Facility (as defined below) limits its ability to conduct business, which could negatively affect the company’s ability to finance future capital needs and engage in other business activities.
The covenants in the Credit Facility contain a number of significant limitations on its ability to, among other things:
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
Under the Credit Facility, the company is required to maintain certain specified financial ratios and meet financial tests, including certain ratios of secured leverage and interest coverage. The company’s ability to comply with these requirements may be affected by matters beyond its control, and, as a result, there can be no assurance that the company will be able to meet these ratios and tests. A breach of any of these covenants would prevent the company from being able to draw under the Credit Facility and would result in a default under the Credit Facility. In the event of a default under the Credit Facility, the lenders could terminate their commitments and declare all amounts borrowed, together with accrued interest and other fees, to be immediately due and payable. Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions may also be accelerated and become due and payable at such time. The company may be unable to pay these debts in these circumstances.
Fluctuations in interest rates could adversely affect the company's results of operations and financial position.
The company's profitability has been and may in the future be adversely affected during any periods of unexpected or rapid increases in interest rates. The Credit Facility, at January 3, 2026, bore interest at 1.375% above Secured Overnight Financing Rate ("SOFR") plus a spread adjustment of 0.10% per annum. A significant increase in any of the forgoing rates would significantly increase the company's cost of borrowings, reduce the availability and increase the cost of obtaining new debt and refinancing existing indebtedness and/or negatively impact the market price of the company's common stock. For additional detail related to this risk, see Part II, Item 7A, "Quantitative and Qualitative Disclosure About Market Risk."
The company has a significant amount of goodwill and indefinite life intangibles, which have in the past, and could in the future, become impaired and require us to record significant impairment charges.
The company’s balance sheet includes a significant amount of goodwill and indefinite life intangible assets, which represent approximately 28% and 13%, respectively, of its total assets as of January 3, 2026. The excess of the purchase price over the fair value of assets acquired, including identifiable intangible assets, and liabilities assumed in conjunction with acquisitions is recorded as goodwill. In accordance with Accounting Standards Codification (“ASC”) 350 Intangibles-Goodwill and Other, the company’s long-lived assets (including goodwill and other intangibles) are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
On December 4, 2025, the company entered into a definitive agreement to sell a 51% stake in its Residential Kitchen business to an affiliate of 26North Partners LP, and the transaction contemplated by such agreement was completed on February 2, 2026. During the third quarter of 2025, the company identified an impairment indicator impacting the fair value of Residential Kitchen Equipment Group reporting unit in connection with conducting a strategic review of its business portfolio and performed an interim quantitative impairment test as of September 27, 2025. As a result, the company recognized non-cash impairments of $709.1 million in the three month period ended September 27, 2025, primarily associated with the interim quantitative impairment tests of goodwill of the Residential Kitchen Equipment Group reporting unit and several trademarks within Residential Kitchen Equipment Group.
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
The company faces intense competition in the commercial foodservice and food processing equipment industries and failure to successfully compete could impact the company’s results of operations and cash flows.
The company operates in highly competitive industries. In each of the company’s business segments, competition is based on a variety of factors including product features and design, brand recognition, reliability, durability, technology, energy efficiency, breadth of product offerings, price, customer relationships, delivery lead-times, serviceability and after-sale service. The company has numerous competitors in each business segment. Many of the company’s competitors are substantially larger and enjoy substantially greater financial, marketing, technological and personnel resources. These factors may enable them to develop similar or superior products, to provide lower cost products and to carry out their business strategies more quickly and efficiently than the company can. In addition, some competitors focus on particular product lines or geographic regions or emphasize their local manufacturing presence or local market knowledge. Some competitors have different pricing structures and may be able to deliver their products at lower prices. Although the company believes that the performance and price characteristics of its products will provide competitive solutions for its customers’ needs, there can be no assurance that the company’s customers will continue to choose the company’s products over products offered by its competitors.
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
The company’s financial performance is subject to quarterly and annual fluctuations due to a number of factors, including:
•general economic conditions;
•the lengthy, unpredictable sales cycle for the commercial foodservice equipment and food processing equipment groups;
•the gain or loss of significant customers;
•unexpected delays in new product introductions;
•the level of market acceptance of new or enhanced versions of the company’s products;
•unexpected changes in the levels of the company’s operating expenses; and
•competitive product offerings and pricing actions.
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
To achieve the company’s strategic objectives, the company has pursued and may continue to pursue strategic acquisitions of and investments in other companies, businesses or technologies. Acquisitions and investments entail numerous risks, including, among others:
•difficulties in the assimilation of acquired businesses or technologies and the inability to fully realize some of the expected synergies or otherwise achieve anticipated revenues and profits;
•inability to operate acquired businesses or utilize acquired technologies profitably;
•the significant amount of management time and attention needed to identify, execute and integrate any acquired businesses;
•potential assumption of unknown material liabilities;
•failure to achieve financial or operating objectives;
•unanticipated costs relating to acquisitions or to the integration of acquired businesses;
•loss of customers, suppliers, or key employees; and
•the impact on the company's internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002.
The company may not be able to successfully integrate any operations, personnel, services or products that it has acquired or may acquire in the future.
The company may seek to expand or enhance some of its operations by forming joint ventures or alliances with various strategic partners throughout the world. For example, on December 4, 2025, the company announced that it had entered into a definitive agreement to sell a 51% stake in its Residential Kitchen business to an affiliate of 26North Partners LP, and the transaction contemplated by such agreement was completed on February 2, 2026. Entering into joint ventures and alliances also entails risks, including difficulties in developing and expanding the businesses of newly formed joint ventures, exercising influence over the activities of joint ventures in which the company does not have a controlling interest and potential conflicts with the company’s joint venture or alliance partners. The company cannot assure that any joint venture or alliance entered into or that may be entered into in the future will be successful.

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
•withdrawal from or renegotiation of international trade agreements and other restrictions on trade between the United States and China, the European Union, Canada, Mexico and other countries;
•uncertain impact on operations, suppliers and customers related to business disruptions in international jurisdictions;
•reduced protection for intellectual property rights;
•difficulties in staffing and managing foreign operations;
•potentially adverse tax consequences;
•limitations on ownership and on repatriation of earnings;
•transportation delays and interruptions;
•political, social, and economic instability and disruptions;
•labor unrests or shortages;
•potential for nationalization of enterprises; and
•limitations on the company’s ability to enforce legal rights and remedies.
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
As part of our previously-announced strategic review of our business portfolio as part of the Board’s efforts to maximize shareholder value, we have announced a plan to separate our Food Processing business through a spin-off into an independent publicly traded company, which is currently expected to be completed in the second quarter of 2026. Unanticipated developments could delay or prevent the proposed spin-off or cause the proposed spin-off to occur on terms or conditions that are less favorable and/or different than expected. Even if the transaction is completed, we may not realize all or any of the anticipated benefits from the spin-off. Expenses incurred to accomplish the proposed spin-off may be significantly higher than what we currently anticipate. Executing the proposed spin-off also requires significant time and attention from management, which could distract them from other tasks in operating our business. Following the proposed spin-off, the combined value of the common stock of the two publicly traded companies may not be equal to or greater than what the value of our common stock would have been had the proposed spin-off not occurred.
The company’s business could suffer in the event of a work stoppage by its unionized labor force.
Because the company has a significant number of workers whose employment is subject to collective bargaining agreements and labor union representation, the company is vulnerable to possible organized work stoppages and similar actions. Unionized employees accounted for approximately 5% of the company’s workforce as of January 3, 2026. The company has union contracts with employees at its facilities in Windsor, California; Englewood, Colorado; Elgin, Illinois; Algona, Iowa; Easton, Pennsylvania and Lodi, Wisconsin that extend or extended through February 2027, April 2026, July 2028, December 2026, May 2027 and December 2027, respectively. The company also has a union workforce at its manufacturing facility in the Philippines under a contract that extends through June 2026. Less than 1% of the company's workforce is covered by collective bargaining agreements that expire within one year. Any future strikes, employee slowdowns or similar actions by one or more unions, in connection with labor contract negotiations or otherwise, could have a material adverse effect on the company’s ability to operate the company’s business.
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
Additionally, as discussed further in our 2023 Sustainability Report and 2024 and 2025 Sustainability Metrics Updates, accessible at www.middleby.com/sustainability, we have made commitments to reduce the environmental impact of our operations and provide sustainable solutions to our customers, including setting targets for reducing our Greenhouse Gas (“GHG”) emission and consumption of non-renewable resources. There can be no assurance that we will achieve our climate-related goals on the timeline anticipated or at all. Further, future events or circumstances could lead us to prioritize other business interests over progressing toward our current climate goals due to factors such as business strategy, economic conditions, regulatory changes or pressure from stakeholders. If we fail or are perceived to fail to progress toward achieving our climate-related goals and commitments or if our investors, customers or other stakeholders become dissatisfied with the level of GHG emissions produced by our production process or our products, we could face adverse publicity, which could have a material adverse impact on our business, financial condition and results of operations
Unfavorable tax law changes and tax authority rulings may adversely affect financial results.
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
In December 2021, The Organisation for Economic Co-operation and Development ("OECD") issued Pillar II model rules which would establish a global per-country minimum tax of 15%. While it is uncertain whether the United States will enact legislation to adopt Pillar II, numerous countries have enacted legislation effective in 2024 and 2025, or have indicated their intent to adopt legislation, to implement certain aspects of Pillar II tax rules. The OECD and implementing countries are expected to continue to make further revisions to their legislation and release additional guidance.
In recent years, the OECD has issued Administrative Guidance, including the most recent agreement to a side-by-side system released on January 5, 2026. The side-by-side agreement is intended to complement the OECD’s Pillar II model rules with the addition of new safe harbors, as well as other simplification measures, that are designed to provide clarity and reduce compliance complexity for eligible multinational companies. The Administrative Guidance generally requires further legislative or regulatory action to be effective. These potential changes increase tax uncertainty and may impact income tax expense in future years. The company will continue to monitor pending legislation and implementation by individual countries and evaluate the potential impact on the company's business in future periods.
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
Item 1B.      Unresolved Staff Comments
Not applicable.

Item 1C.      Cybersecurity
Risk Management and Strategy
The company maintains a cybersecurity risk management program as part of its overall risk management framework and regularly assesses risks from cybersecurity threats, monitors its information systems for potential vulnerabilities and tests those systems pursuant to the company’s cybersecurity standards, processes, and practices. To protect the company’s information systems from cybersecurity threats, the company uses various security tools that help the company identify, escalate, investigate, resolve, and recover from security incidents in a timely manner. These efforts include but are not limited to, internal reporting, engaging third-party service providers to actively monitor information systems, performing vulnerability testing using external third-party tools and techniques to test security controls, conducting employee training, monitoring emerging trends and regulations related to cybersecurity, and implementing appropriate changes, as needed, to our cybersecurity risk management program.
The company partners with third parties to assess the effectiveness of our cybersecurity prevention and response systems and processes. These assessments include penetration testing, vulnerability assessments, tabletop exercises, and reviews of incident response protocols that are designed to ensure robust protections against evolving threats.
The company has processes that aim to validate security controls and engages third parties to design or assess security architecture and certifications. This includes assessing the potential fourth-party risks related to employee, business, and customer data. During the third-party procurement and contracting process, the company incorporates contract provisions that are designed to align with applicable regulations and industry benchmarks.
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
The company has a robust cybersecurity training and compliance program for all new and existing employees. Training is provided at least annually, with a formal communication cadence of additional components of training being provided throughout the year. Employee cybersecurity proficiency is assessed quarterly, with supplementary training programs tailored to individual needs based on these evaluations. The company has not experienced a material cybersecurity breach in the last three years.
The company maintains a program, run by the company’s Vice President of Global Information Technology and Cybersecurity, overseen by the company’s Chief Financial Officer, that is designed to protect and preserve the confidentiality, integrity and continued availability of all information owned by or in the care of the company. The company maintains a cybersecurity incident response plan that provides controls and procedures to facilitate timely and accurate reporting of any material cybersecurity incident. The initial impact of each cybersecurity event is evaluated by a designated cybersecurity team using established risk criteria. If a cybersecurity event meets defined thresholds, it is escalated to an internal cross-functional Cyber Incident Response Team and external incident responders. The company has a cyber incident disclosure committee that evaluates and considers whether public disclosure of an event is required. The plan also contains procedures for escalating cybersecurity incidents to the Board of Directors.
The company’s Vice President of Global Information Technology and Cybersecurity is responsible for leading the assessment and management of cybersecurity risks. The current Vice President of Global Information Technology and Cybersecurity has over 10 years of experience in cybersecurity and holds CISSP and GIAC credentials. The Vice President of Global Information Technology and Cybersecurity reports to the Audit Committee and management on cybersecurity threats on a regular basis.
Oversight responsibility for cybersecurity matters is shared by the Board (primarily through the Audit Committee) and senior management. The Audit Committee oversees the company’s cybersecurity program and receives periodic updates from senior management on cybersecurity matters. The Vice President of Global Information Technology and Cybersecurity or key members of the executive leadership team update the Audit Committee periodically on the cybersecurity landscape, including the status of ongoing threats and company initiatives.

Item 2.      Properties
The company's principal executive offices are located in Elgin, Illinois. The company operates thirty-eight manufacturing facilities in the U.S. and thirty-four manufacturing facilities internationally.
The principal properties of the company used to conduct business operations are listed below:

Location	Principal Function	Square Footage	Owned/Leased	Lease Expiration
Commercial Foodservice:
Fort Smith, AR	Manufacturing, Warehousing and Offices	712,600	Leased	Mar-36
Chandler, AZ	Manufacturing and Offices	14,400	Owned	N/A
Brea, CA	Manufacturing, Warehousing and Offices	86,600	Leased	Mar-35
Corona, CA	Manufacturing and Offices	86,000	Owned	N/A
Vacaville, CA	Manufacturing, Warehousing and Offices	128,800	Leased	Nov-29
Windsor, CA	Manufacturing, Warehousing and Offices	75,000	Leased	Apr-32
Englewood, CO	Manufacturing, Warehousing and Offices	105,000	Owned	N/A
Louisville, CO	Manufacturing, Warehousing and Offices	37,700	Leased	Jul-28
Brooksville, FL	Manufacturing, Warehouses and Offices	18,000	Owned	N/A
Cape Coral, FL	Warehousing and Offices	14,500	Owned	N/A
Norcross, GA	Warehousing and Offices	15,400	Leased	Nov-26
Elgin, IL	Manufacturing, Warehousing and Offices	191,200	Owned	N/A
Mundelein, IL	Manufacturing, Warehousing and Offices	70,000	Owned	N/A
Rockton, IL	Manufacturing, Warehousing and Offices	339,400	Owned	N/A
South Beloit, IL	Warehousing	247,700	Leased	Mar-32
Danville, IN	Manufacturing and Offices	32,500	Owned	N/A
Menominee, MI	Manufacturing, Warehousing and Offices	60,000	Owned	N/A
Charlotte, NC	Manufacturing, Warehousing and Offices	48,500	Leased	Jan-34
Fuquay-Varina, NC	Manufacturing, Warehousing and Offices	183,900	Owned	N/A
Bow, NH	Manufacturing, Warehousing and Offices	100,000	Owned	N/A
Pembroke, NH	Warehousing	171,300	Leased	Dec-26
Dayton, OH	Manufacturing, Warehousing and Offices	37,700	Owned	N/A
Moraine, OH	Warehousing	38,300	Leased	Jun-27
Tualatin, OR	Manufacturing, Warehousing and Offices	29,500	Leased	May-28
Easton, PA	Manufacturing, Warehousing and Offices	246,700	Owned	N/A
Smithville, TN	Manufacturing, Warehousing and Offices	268,000	Owned	N/A
Carrollton, TX	Manufacturing, Warehousing and Offices	132,400	Leased	Aug-32
Essex Junction, VT*	Manufacturing, Warehousing and Offices	372,500	Owned	N/A
Renton, WA	Manufacturing, Warehousing and Offices	82,300	Leased	Sep-28
New South Wales, Australia	Manufacturing, Warehousing and Offices	200,100	Owned	N/A
Toronto, Canada*	Manufacturing, Warehousing and Offices	87,700	Owned	N/A
Zhenhai, Zheijang, China	Manufacturing, Warehousing and Offices	64,300	Leased	Oct-28
Qingdao City, China	Manufacturing, Warehousing and Offices	113,500	Leased	Jul-29
Zhuhai City, China	Manufacturing, Warehousing and Offices	147,300	Leased	Dec-26
Brøndby, Denmark	Manufacturing, Warehousing and Offices	50,900	Owned	N/A
Randers, Denmark	Manufacturing, Warehousing and Offices	50,100	Owned	N/A
Viljandi, Estonia	Manufacturing and Offices	47,000	Owned	N/A
Dublin, Ireland	Manufacturing, Warehousing and Offices	6,300	Owned	N/A
Nusco, Italy	Manufacturing, Warehousing and Offices	260,600	Owned	N/A
Sedico, Italy	Manufacturing, Warehousing and Offices	52,500	Owned	N/A
Nogales, Mexico	Manufacturing, Warehousing and Offices	129,000	Owned	N/A
Laguna, Philippines	Manufacturing, Warehousing and Offices	115,200	Owned	N/A
Wiślina, Poland	Manufacturing, Warehousing and Offices	77,500	Owned	N/A
Incheon, South Korea	Manufacturing, Warehousing and Offices	227,400	Owned	N/A
Pineda de Mar, Spain	Manufacturing, Warehousing and Offices	69,200	Owned	N/A
Arenys, Spain	Warehousing and Offices	63,500	Leased	Dec-41
Golborn, United Kingdom	Warehousing	46,700	Leased	Sep-35
Lincoln, United Kingdom	Manufacturing, Warehousing and Offices	100,000	Owned	N/A

Location	Principal Function	Square Footage	Owned/Leased	Lease Expiration
Food Processing:
Palmetto, FL	Manufacturing, Warehousing and Offices	61,300	Leased	Dec-30
Gainesville, GA	Manufacturing, Warehousing and Offices	107,400	Owned	N/A
Algona, IA	Manufacturing, Warehousing and Offices	70,100	Owned	N/A
Elgin, IL	Manufacturing, Warehousing and Offices	75,000	Owned	N/A
Elk Grove, IL	Manufacturing, Warehousing and Offices	101,500	Leased	Nov-29
Clayton, NC	Manufacturing, Warehousing and Offices	95,000	Leased	Oct-29
Maysville, OK	Manufacturing, Warehousing and Offices	44,925	Owned	N/A
Souderton, PA	Manufacturing, Warehousing and Offices	50,000	Owned	N/A
Columbia, TN	Manufacturing, Warehousing and Offices	125,700	Owned	N/A
Mansfield, TX	Manufacturing, Warehousing and Offices	46,200	Owned	N/A
Plano, TX	Manufacturing, Warehousing and Offices	339,100	Owned	N/A
Waynesboro, VA	Manufacturing, Warehousing and Offices	24,700	Owned	N/A
Lodi, WI	Manufacturing, Warehousing and Offices	114,600	Owned	N/A
Aalborg, Denmark	Manufacturing, Warehousing and Offices	71,800	Leased	Jan-26
Mauron, France	Manufacturing, Warehousing and Offices	107,200	Owned	N/A
Darmstadt, Germany	Manufacturing, Warehousing and Offices	97,800	Leased	Mar-27
Lunen, Germany	Manufacturing, Warehousing and Offices	22,800	Leased	Feb-29
Reichenau, Germany	Manufacturing, Warehousing and Offices	57,900	Owned	N/A
Bangalore, India	Manufacturing, Warehousing and Offices	141,100	Leased	Jul-30
Casarsa della Delizia, Italy	Manufacturing, Warehousing and Offices	359,900	Owned	N/A
Casarsa della Delizia, Italy	Manufacturing, Warehousing and Offices	67,300	Leased	Aug-35
Castelnuovo Rangone, Italy**	Manufacturing, Warehousing and Offices	43,700	Leased	Aug-30
Parma, Italy	Warehousing and Offices	37,600	Owned	N/A
Piumazzo, Italy	Manufacturing, Warehousing and Offices	37,200	Leased	May-30
Regio Emillia, Italy	Manufacturing, Warehousing and Offices	59,400	Owned	N/A
Vicenza. Italy	Manufacturing, Warehousing and Offices	53,500	Leased	Sep-32
Fristad, Sweden	Manufacturing, Warehousing and Offices	173,800	Owned	N/A
Norwich, United Kingdom	Manufacturing, Warehousing and Offices	43,500	Owned	N/A
* Contains two separate manufacturing facilities.
** Contains three separate manufacturing facilities.
At various other locations, the company leases small amounts of space for administrative, manufacturing, distribution and sales functions, and in certain instances limited short-term inventory storage. These locations are in Australia, Brazil, Canada, China, Czech Republic, Denmark, Dubai, France, Germany, India, Ireland, Italy, Mexico, Philippines, Poland, South Korea, Spain, Sweden, United Kingdom and various locations in the United States.
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

PART II
Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Principal Market
The company's Common Stock trades on the Nasdaq Global Select Market under the symbol "MIDD".
Stockholders
The company estimates there were approximately 113,259 record holders of the company's common stock as of March 2, 2026.
Dividends
The company does not currently pay cash dividends on its common stock. Any future payment of cash dividends on the company’s common stock will be at the discretion of the company’s Board of Directors and will depend upon the company’s results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by the Board of Directors. The company’s Board of Directors currently intends to retain any future earnings to support its operations and to finance the growth and development of the company’s business and does not intend to declare or pay cash dividends on its common stock for the foreseeable future. In addition, the Credit Facility limits the company’s ability to declare or pay dividends on its common stock.
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
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program(1)
September 28, 2025 to October 25, 2025	—	$—	—	8,304,022
October 26, 2025 to November 22, 2025	—	—	—	8,304,022
November 23, 2025 to January 3, 2026	1,448,962	144.38	1,448,962	6,855,060
Quarter ended January 3, 2026	1,448,962	$144.38	1,448,962	6,855,060
(1)On November 7, 2017, the company's Board of Directors resolved to terminate the company's existing share repurchase program, effective as of such date, which was originally adopted in 1998, and approved a new stock repurchase program. This program authorizes the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. In May 2022, July 2024 and May 2025, the company's Board of Directors approved the company to repurchase an additional 2,500,000, 2,500,000, and 7,500,000 shares of its outstanding common stock under the current program. As of January 3, 2026, the total number of shares authorized for repurchase under the program is 15,000,000. As of January 3, 2026, 8,144,940 shares had been purchased under the stock repurchase program and 6,855,060 shares remained authorized for repurchase.
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
•dependence on key customers;
•risks associated with the company's foreign operations, including market acceptance and demand for the company's products and the company's ability to manage the risk associated with the exposure to foreign currency exchange rate fluctuations and tariffs;
•the company's ability to protect its trademarks, copyrights and other intellectual property;
•the impact of competitive products and pricing;
•the impact of announced management and organizational changes;
•the state of the credit markets and consumer credit;

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
Discontinued Operations
On December 4, 2025, the company entered into a partnership interest purchase agreement to sell a 51% stake in its Residential Kitchen Equipment Group to an affiliate of 26North Partners LP in a transaction valuing the business at $885 million (the “Residential Transaction”).
The Residential Transaction was completed on February 2, 2026. Following the close of the Residential Transaction, the company owns a 49% non-controlling interest in a new standalone joint venture holding the business. The company received net cash proceeds of approximately $565 million and a $135 million promissory note from the joint venture, subject to future closing adjustments.
The results of the Residential Kitchen Equipment Group are presented as discontinued operations in the company’s Consolidated Financial Statements. The Residential Kitchen Equipment Group was historically presented as a reportable segment. See Notes 1 and 12 to the Consolidated Financial Statements for further details.
Proposed Separation Transaction
On February 25, 2025, the company announced its intent to separate its Food Processing business through a spin-off of the Food Processing business, under which the stock of Food Processing, as a new independent publicly traded company, will be distributed to Middleby’s shareholders. As of the date hereof, Middleby is targeting completion of the separation in the second quarter of 2026, subject to certain customary conditions, including, among others, final approval by the company’s Board of Directors and the effectiveness of appropriate filings with the SEC. The spin-off of Food Processing is expected to be tax-free for U.S. federal income tax purposes. There can be no assurance that any separation transaction will ultimately occur or, if one does occur, of its terms or timing.
Current Events
The current domestic and international political environment has contributed to uncertainty surrounding the future state of the global economy. Recent significant trade policy and tariff actions by the U.S. government and many other countries have created significant uncertainty and potential risks for the company. The tariffs imposed to date have increased the cost of certain raw materials and components, and while the company is actively exploring opportunities to mitigate these increased costs, there can be no assurance of the company’s ability to offset the impact of these tariffs fully. Furthermore, the imposition of retaliatory tariffs from other countries on the company's exported products could negatively affect demand and future sales volumes. The long-term effects of current and future tariffs and any future trade policy changes on the global economy and the industries in which the company operates remain uncertain and could have a material adverse effect on our financial statements in any particular reporting period. Even in light of such headwinds, we remain focused on delivering strong financial results and executing on our long-term strategy and profitability objectives, as well as continuing to identify operational efficiencies in all aspects of our business.
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
Net Sales Summary (dollars in thousands)

	Fiscal Year Ended(1)
	2025		2024		2023
	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$2,351,047	73.4%	$2,380,384	75.6%	$2,485,317	76.7%
Food Processing	$850,155	26.6	$769,855	24.4	$756,773	23.3
Total	$3,201,202	100.0%	$3,150,239	100.0%	$3,242,090	100.0%
(1)The company's fiscal year ends on the Saturday nearest to December 31.
Results of Operations
The following table sets forth certain items in the Consolidated Statements of Earnings as a percentage of net sales for the periods presented:

	Fiscal Year Ended(1)
	2025	2024	2023
Net sales	100.0%	100.0%	100.0%
Cost of sales	60.9	60.3	60.4
Gross profit	39.1	39.7	39.6
Selling, general and administrative expenses	20.7	18.7	19.3
Restructuring	0.1	0.2	0.1
Impairments	0.3	0.3	0.1
Income from continuing operations	18.0	20.5	20.1
Interest expense and deferred financing amortization, net	2.9	3.0	3.7
Net periodic pension benefit (other than service cost & curtailment)	(0.2)	(0.5)	(0.3)
Other expense, net	0.2	—	0.1
Earnings from continuing operations before income taxes	15.1	18.0	16.6
Provision for income taxes	3.6	4.6	3.8
Net earnings from continuing operations	11.5	13.4	12.8
(Loss)/earnings from discontinued operations, net of tax	(20.1)	0.2	(0.4)
Net (loss)/earnings	(8.6)%	13.6%	12.4%
(1)The company's fiscal year ends on the Saturday nearest to December 31.
Fiscal Year Ended January 3, 2026 as Compared to December 28, 2024
Net Sales
Net sales in fiscal 2025 increased by $51.0 million, or 1.6%, to $3,201.2 million as compared to $3,150.2 million in fiscal 2024. Net sales increased by $107.3 million, or 3.4%, from the fiscal 2024 acquisitions of GBT GmbH Bakery, MaxMac, Emery Thompson, JC Ford, and Gorreri and the fiscal 2025 acquisitions of Frigomeccanica and Oka. Excluding acquisitions, net sales decreased $56.3 million, or 1.8%, from fiscal 2024. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars in fiscal 2025 increased net sales by approximately $18.7 million. Excluding the impact of foreign exchange and acquisitions, sales decreased 2.4% for the year, including a net sales decrease of 1.7% at the Commercial Foodservice Equipment Group and a net sales decrease of 4.5% at the Food Processing Equipment Group.
•Net sales of the Commercial Foodservice Equipment Group decreased by $29.4 million, or 1.2%, to $2,351.0 million in fiscal 2025, as compared to $2,380.4 million in fiscal 2024. Excluding the impact of the acquisition, net sales of the Commercial Foodservice Equipment Group decreased $35.7 million, or 1.5%, as compared to fiscal 2024. Excluding the impact of foreign exchange and the acquisition, net sales decreased $40.5 million, or 1.7%, at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales decrease of $24.0 million, or 1.4%, to $1,681.9 million, as compared to $1,705.9 million in fiscal 2024. Excluding the acquisition, the net decrease in domestic sales was $30.1 million, or 1.8%. The decrease in domestic sales is related to slower market conditions particularly with lower chain customer store traffic and replacement demands. International sales decreased $5.4 million, or 0.8%, to $669.1 million, as compared to $674.5 million in the prior year. Excluding the impact of foreign exchange and the acquisition, the net sales decrease in international sales was $10.4 million, or 1.5%. The decrease in international sales is related to slow market conditions, primarily in the Latin American markets.
•Net sales of the Food Processing Equipment Group increased by $80.4 million, or 10.4%, to $850.2 million in fiscal 2025, as compared to $769.8 million in fiscal 2024. Net sales from the acquisitions of GBT GmbH Bakery, MaxMac, JC Ford, Gorreri, Frigomeccanica, and Oka accounted for an increase of $101.0 million during fiscal 2025. Excluding the impact of acquisitions, net sales of the Food Processing Equipment Group decreased $20.6 million, or 2.7%, as compared to fiscal 2024. Excluding the impact of foreign exchange and acquisitions, net sales decreased $34.5 million, or 4.5%, at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $30.0 million, or 6.7%, to $477.9 million, as compared to $447.9 million in fiscal 2024. This includes an increase of $41.1 million from recent acquisitions. Excluding acquisitions, the net decrease in domestic sales was $11.1 million, or 2.5%. The decrease in domestic sales is driven by decreased sales volumes of protein and bakery products. International sales increased $50.4 million, or 15.7%, to $372.3 million, as compared to $321.9 million in the prior year. This includes an increase of $59.9 million from the recent acquisitions and an increase of $13.9 million related to the favorable impact of exchange rates. Excluding the impact of foreign exchange and acquisitions, the net sales decrease in international sales was $23.4 million, or 7.3%. The decrease in international sales reflects decreased sales volumes of bakery and protein products in the European markets.
Gross Profit
Gross profit increased to $1,251.9 million in fiscal 2025 as compared to $1,251.8 million in fiscal 2024. The impact of foreign exchange rates increased gross profit by approximately $8.2 million. The gross margin rate was 39.1% in 2025 as compared to 39.7% in 2024, primarily related to product mix at the Food Processing Equipment Group and an adverse impact from tariffs.
•Gross profit at the Commercial Foodservice Equipment Group increased by $0.6 million, or 0.1%, to $944.1 million in fiscal 2025, as compared to $943.5 million in fiscal 2024. Excluding the acquisition, gross profit decreased by $3.4 million related to lower sales volume. The impact of foreign exchange rates increased gross profit by approximately $2.4 million. The gross margin rate increased to 40.2%, as compared to 39.6% in fiscal 2024. The gross margin rate, excluding the acquisition and the impact of foreign exchange, was 40.1%.
•Gross profit at the Food Processing Equipment Group increased by $3.5 million, or 1.1%, to $308.9 million in fiscal 2025, as compared to $305.4 million in fiscal 2024. Gross profit from the acquisitions of GBT GmbH Bakery, MaxMac, JC Ford, Gorreri, Frigomeccanica, and Oka increased gross profit by $30.4 million. Excluding acquisitions, gross profit decreased by $26.9 million due to lower sales volume and product mix. The impact of foreign exchange rates increased gross profit by approximately $5.8 million. The gross margin rate decreased to 36.3%, as compared to 39.7% in fiscal 2024 primarily related to product mix. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 37.1%.
Selling, General and Administrative Expenses
Combined selling, general and administrative expenses increased to $663.2 million in fiscal 2025, as compared to $590.1 million in fiscal 2024. As a percentage of net sales, selling, general, and administrative expenses were 20.7% in fiscal 2025, as compared to 18.7% in fiscal 2024.
Selling, general and administrative expenses reflect increased costs of $24.0 million associated with acquisitions, including $4.9 million of intangible amortization expense. Selling, general and administrative expenses reflect increases in strategic transaction costs of $19.8 million, combined compensation costs and share-based compensation of $12.5 million, advertising and trade show expenses of $9.2 million, commissions of $5.9 million, travel expenses of $3.2 million and professional fees of $2.1 million. This was partially offset by a decrease of $7.0 million related to intangible amortization expenses. Foreign exchange rates had an unfavorable impact of $3.1 million.
Restructuring Expenses
Restructuring expenses decreased $4.9 million to $3.3 million in fiscal 2025 from $8.2 million in fiscal 2024. Restructuring expenses in fiscal 2025 and fiscal 2024 related primarily to headcount reductions and facility consolidations within both segments.
Impairments
In fiscal 2025, the company recognized non-cash impairment of $10.6 million primarily associated with certain trademarks in the Commercial Foodservice Equipment Group and Food Processing Equipment Group in conjunction with diminution of values as we assessed recent market conditions and future business plans. In fiscal 2024, the company recognized non-cash impairment of $10.5 million which consisted of $5.2 million impairment of certain trademarks within the Commercial Foodservice Equipment Group and an impairment charge of $5.3 million associated with the decline in recoverable value of an equity method investment. See Note 3(f) to the Consolidated Financial Statements for further information on the annual impairment testing.
Income from Continuing Operations
Income from continuing operations decreased $69.2 million to $574.9 million in fiscal 2025 from $644.1 million in fiscal 2024. Income from continuing operations as a percentage of net sales amounted to 18.0% in 2025 as compared to 20.5% in 2024. During fiscal 2025 and fiscal 2024, income from continuing operations included the impairment of intangible assets. Excluding the impairments, the decrease in operating income was primarily related to higher selling, general and administrative expenses.
Income from continuing operations in 2025 included $123.1 million of non-cash expenses, including $43.7 million of depreciation expense, $55.3 million of intangible amortization related to acquisitions, $10.6 million of impairments and $13.5 million of stock based compensation. This compares to $139.4 million of non-cash expenses in the prior year, including $39.8 million of depreciation expense, $57.2 million of intangible amortization related to acquisitions, $10.5 million of impairments and $31.9 million of stock based compensation costs.
Non-operating Expenses
Interest and deferred financing amortization costs were $93.8 in fiscal 2025, as compared to $93.4 million in fiscal 2024. Net periodic pension benefit decreased $8.6 million to $6.3 million in fiscal 2025, as compared to $14.9 million in fiscal 2024, related to the increase in discount rates used to calculate interest costs and a decrease in expected return on assets. Other expense was $5.1 million in fiscal 2025, as compared to $0.5 million in fiscal 2024 and consists mainly of foreign exchange gains and losses.
Income Taxes
A tax provision of $115.0 million, at an effective rate of 23.8%, was recorded during fiscal 2025, as compared to $145.1 million at an effective rate of 25.6%, in fiscal 2024. The effective tax rates in 2025 and 2024 were higher than the federal tax rate of 21% primarily due to state taxes and foreign tax rate differentials.
(Loss)/Earnings from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax, was $645.0 million during fiscal 2025, as compared to earnings from discontinued operations, net of tax, of $7.5 million during fiscal 2024. The fiscal 2025 loss includes impairments of $709.1 million and a loss on classification as held for sale of $62.8 million, as compared to impairments of $28.2 million during fiscal 2024. See Note 12 to the Consolidated Financial Statements for further details.
Fiscal Year Ended December 28, 2024 as Compared to December 30, 2023
Net Sales
Net sales in fiscal 2024 decreased by $91.9 million, or 2.8%, to $3,150.2 million as compared to $3,242.1 million in fiscal 2023. Net sales increased by $27.5 million, or 0.8%, from the fiscal 2023 acquisitions of Flavor Burst, Blue Sparq, Filtration Automation and Terry and the fiscal 2024 acquisitions of GBT, MaxMac, Emery Thompson, JC Ford, and Gorreri. Excluding acquisitions, net sales decreased $119.4 million, or 3.7%, from fiscal 2023. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars in fiscal 2024 decreased net sales by approximately $3.1 million. Excluding the impact of foreign exchange and acquisitions, sales decreased 3.6% for the year, including a net sales decrease of 4.2% at the Commercial Foodservice Equipment Group and a net sales decrease of 1.5% at the Food Processing Equipment Group.
•Net sales of the Commercial Foodservice Equipment Group decreased by $104.9 million, or 4.2%, to $2,380.4 million in fiscal 2024, as compared to $2,485.3 million in fiscal 2023. Net sales from the acquisitions of Flavor Burst, Blue Sparq, Terry, and Emery Thompson accounted for an increase of $2.8 million during fiscal 2024. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group decreased $107.7 million, or 4.3%, as compared to fiscal 2023. Excluding the impact of foreign exchange and acquisitions, net sales decreased $104.8 million, or 4.2%, at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales decrease of $117.1 million, or 6.4%, to $1,705.9 million, as compared to $1,823.0 million in fiscal 2023. This includes an increase of $2.7 million from recent acquisitions. Excluding acquisitions, the net decrease in domestic sales was $119.8 million, or 6.6%. The decrease in domestic sales is related to slow market conditions. International sales increased $12.2 million, or 1.8%, to $674.5 million, as compared to $662.3 million in the prior year. This includes an increase of $0.1 million from the recent acquisitions and a decrease of $2.9 million related to the unfavorable impact of exchange rates. Excluding the impact of foreign exchange and acquisitions, the net sales increase in international sales was $15.0 million, or 2.3%. The increase in international revenues is related to improvements in market conditions, primarily in the European and Latin American markets.

•Net sales of the Food Processing Equipment Group increased by $13.0 million, or 1.7%, to $769.8 million in fiscal 2024, as compared to $756.8 million in fiscal 2023. Net sales from the acquisitions of Filtration Automation, GBT, MaxMac, JC Ford, and Gorreri accounted for an increase of $24.7 million during fiscal 2024. Excluding the impact of acquisitions, net sales of the Food Processing Equipment Group decreased $11.7 million, or 1.5%, as compared to fiscal 2023. Excluding the impact of foreign exchange and acquisitions, net sales decreased $11.5 million, or 1.5%, at the Food Processing Equipment Group. Domestically, the company realized a sales decrease of $36.8 million, or 7.6%, to $447.9 million, as compared to $484.7 million in fiscal 2023. This includes an increase of $7.3 million from recent acquisitions. Excluding acquisitions, the net decrease in domestic sales was $44.1 million, or 9.1%. The decrease in domestic sales is driven primarily by lower sales volumes of protein products. International sales increased $49.9 million, or 18.3%, to $322.0 million, as compared to $272.1 million in the prior year. This includes an increase of $17.4 million from the recent acquisitions and a decrease of $0.2 million related to the unfavorable impact of exchange rates. Excluding the impact of foreign exchange and acquisitions, the net sales increase in international sales was $32.7 million, or 12.0%. The increase in international sales reflects growth driven primarily by increased sales volumes of bakery and protein products in the European markets.
Gross Profit
Gross profit decreased to $1,251.8 million in fiscal 2024 as compared to $1,284.1 million in fiscal 2023, primarily driven by lower sales volumes at the Commercial Foodservice Equipment Group. The impact of foreign exchange rates decreased gross profit by approximately $0.8 million. The gross margin rate was 39.7% in 2024 as compared to 39.6% in 2023.
•Gross profit at the Commercial Foodservice Equipment Group decreased by $53.1 million or 5.3%, to $943.5 million in fiscal 2024, as compared to $996.6 million in fiscal 2023. Gross profit from the acquisitions of Flavor Burst, Blue Sparq, Terry, and Emery Thompson increased gross profit by $1.5 million. Excluding acquisitions, gross profit decreased by $54.6 million related to lower sales volume. The impact of foreign exchange rates decreased gross profit by approximately $0.7 million. The gross margin rate decreased to 39.6%, as compared to 40.1% in fiscal 2023. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 39.6%.
•Gross profit at the Food Processing Equipment Group increased by $17.1 million, or 5.9%, to $305.4 million in fiscal 2024, as compared to $288.3 million in fiscal 2023. Gross profit from the acquisitions of Filtration Automation, GBT, MaxMac, JC Ford, and Gorreri increased gross profit by $9.7 million. Excluding acquisitions, gross profit increased by $7.4 million related to improved product mix and acquisition integration benefits. The impact of foreign exchange rates decreased gross profit by approximately $0.1 million. The gross margin rate increased to 39.7%, as compared to 38.1% in fiscal 2023 primarily related to improved product mix. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 39.7%.
Selling, General and Administrative Expenses
Combined selling, general and administrative expenses decreased to $590.1 million in fiscal 2024, as compared to $624.9 million in fiscal 2023. As a percentage of net sales, selling, general, and administrative expenses were 18.7% in fiscal 2024, as compared to 19.3% in fiscal 2023.
Selling, general and administrative expenses reflect increased costs of $7.8 million associated with acquisitions, including $1.5 million of intangible amortization expense. Selling, general and administrative expenses decreased $19.8 million related to combined compensation costs and share-based compensation, $12.5 million in professional fees, $10.3 million related to intangible amortization expense and $4.0 million in lower commissions. Foreign exchange rates had a favorable impact of $0.5 million.
Restructuring Expenses
Restructuring expenses decreased $3.5 million to $8.2 million in fiscal 2024 from $4.7 million in fiscal 2023. Restructuring expenses in fiscal 2024 related primarily to headcount reductions and facility consolidations within both segments. Restructuring expenses in fiscal 2023 related primarily to headcount reductions and facility consolidations within the Commercial Foodservice Equipment Group.
Impairments
In fiscal 2024, the company recognized non-cash impairment of $5.2 million primarily associated with several trademarks in the Commercial Foodservice Group in conjunction with diminution of values as we assessed recent market conditions and future business plans. In addition, the company recorded an impairment charge of $5.3 million associated with the decline in recoverable value of an equity method investment. In fiscal 2023, the company recognized non-cash impairment of $2.0 million primarily associated with several trademarks in the Commercial Foodservice Group in conjunction with diminution of values as we assessed recent market conditions and future business plans. See Note 3(f) to the Consolidated Financial Statements for further information on the annual impairment testing.

Income from Continuing Operations
Income from continuing operations decreased $8.3 million to $644.1 million in fiscal 2024 from $652.4 million in fiscal 2023. Income from continuing operations as a percentage of net sales amounted to 20.4% in 2024 as compared to 20.1% in 2023. During fiscal 2024 and fiscal 2023, income from continuing operations included the impairment of intangible assets. Excluding the impairments, the decrease in operating income was primarily related to lower sales volume.
Income from continuing operations in 2024 included $139.4 million of non-cash expenses, including $39.8 million of depreciation expense, $57.2 million of intangible amortization related to acquisitions, $10.5 million of impairments and $31.9 million of stock based compensation. This compares to $150 million of non-cash expenses in the prior year, including $36.8 million of depreciation expense, $66.0 million of intangible amortization related to acquisitions, $2.0 million of impairments and $45.2 million of stock based compensation costs.
Non-operating Expenses
Interest and deferred financing amortization costs were $93.4 million in fiscal 2024, as compared to $121.1 million in fiscal 2023, reflecting the decrease in net debt levels. Net periodic pension benefit (other than service costs) increased $5.8 million to $14.9 million in fiscal 2024, as compared to $9.0 million in fiscal 2023, related to a decrease in discount rates used to calculate interest costs and an increase in expected return on assets as a result of the higher assets value. Other expense was $0.5 million in fiscal 2024, as compared to $4.3 million in fiscal 2023 and consists mainly of foreign exchange gains and losses.
Income Taxes
A tax provision of $145.1 million, at an effective rate of 25.6%, was recorded during fiscal 2024, as compared to $123.1 million at an effective rate of 23.0%, in fiscal 2023. The effective tax rates in 2024 and 2023 were higher than the federal tax rate of 21% primarily due to state taxes and foreign tax rate differentials.
Earnings/(Loss) from Discontinued Operations, Net of Tax
Earnings from discontinued operations, net of tax, were $7.5 million during fiscal 2024, as compared to a loss from discontinued operations, net of tax, of $12.1 million during fiscal 2023. Fiscal 2024 includes impairments of $28.2 million, as compared to impairments of $76.1 million during fiscal 2023. See Note 12 to the Consolidated Financial Statements for further details.
Financial Condition and Liquidity
Total cash and cash equivalents decreased by $416.6 million to $222.2 million at January 3, 2026 from $638.8 million at December 28, 2024. Total debt amounted to $2.2 billion and $2.4 billion at January 3, 2026 and December 28, 2024.
At January 3, 2026, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
Operating Activities
Net cash provided by operating activities - continuing operations after changes in assets and liabilities amounted to $564.6 million as compared to $614.5 million in the prior year.
During fiscal 2025, working capital changes contributed to operating cash flows primarily driven by an increase in accounts payable of $18.1 million, offset by an increase in accounts receivable of $14.5 million and prepaid expenses. including impacts from the timing of payments and status of over-time revenue contracts.
In connection with the company’s acquisition activities, the company added assets and liabilities from the opening balance sheets of the acquired businesses in its Consolidated Balance Sheets and accordingly these amounts are not reflected in the net changes in working capital.
Investing Activities
During fiscal 2025, net cash used for investing activities - continuing operations amounted to $103.8 million. Cash used to fund acquisitions amounted to $32.0 million. Additionally, $70.7 million was expended, primarily for upgrades of production equipment and manufacturing facilities.
Financing Activities
Net cash flows used for financing activities amounted to $970.9 million in 2025. The company’s borrowing activities during 2025 included $1.1 billion of net proceeds under the Credit Facility, $607.3 million of net repayments under the Credit Facility and $744.5 million of payments of principal of convertible notes. On August 19, 2025, the company and its lenders entered into an agreement to amend the Credit Facility which, among other things, extended the maturity date of the Credit Facility from October 21, 2026 to April 28, 2028.
Additionally, the company repurchased $723.6 million of Middleby common shares during 2025. This was comprised of $14.0 million to repurchase 83,889 shares of Middleby common stock that were surrendered to the company for withholding taxes related to restricted stock vestings and $709.6 million used to repurchase 4,911,050 shares of its common stock under a repurchase program.
Material Cash Requirements
The company's material cash requirements from contractual obligations primarily consist of long-term debt obligations, operating lease obligations, tax obligations and contingent purchase price payments to the sellers that were deferred in conjunction with various acquisitions. See Notes 2, 3, 5 and 7 to the Consolidated Financial Statements for further information.
Related Party Transactions
From December 29, 2024, through the date hereof, there were no transactions between the company, its directors and executive officers that are required to be disclosed pursuant to Item 404 of Regulation S-K, promulgated under the Securities and Exchange Act of 1934, as amended.
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
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The company’s contracts can have multiple performance obligations or just a single performance obligation. For contracts with multiple performance obligations, the contract’s transaction price is allocated to each performance obligation using the company’s best estimate of the standalone selling price of each distinct good or service in the contract.
Within the Commercial Foodservice Equipment, the estimated standalone selling price of equipment is based on observable prices. Within the Food Processing Equipment Group, the company estimates the standalone selling price for equipment and services based on expected cost to manufacture the good or complete the service plus an appropriate profit margin. The estimated standalone selling price of aftermarket parts is based on observable prices.
As the company's standard payment terms are less than one year, the company does not assess whether a contract has a significant financing component. The company treats shipping and handling activities performed after the customer obtains control of the good as a contract fulfillment activity. Sales, use and value added taxes assessed by governmental authorities are excluded from the measurement of the transaction price within the company’s contracts with its customers. The company generally expenses sales commissions when incurred because the amortization period would have been less than one year. These costs are recorded within selling, general and administrative expenses.
Control may pass to the customer over time or at a point in time. In general, the Commercial Foodservice Equipment Group recognizes revenue at the point in time control transfers to their customers based on contractual shipping terms. Revenue from equipment sold under our long-term contracts within the Food Processing Equipment group is recognized over time as the equipment is manufactured and assembled. Equipment that is highly customized and for which we have a contractual, enforceable right to collect payment upon customer cancellation for performance completed to date qualifies for over time revenue recognition. With control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. Installation services provided in connection with the delivery of the equipment are also generally recognized as those services are rendered. We generally use the cost-to-cost input method of progress for our contracts because it best depicts the transfer of control to the customer that occurs as we incur costs.
Under the cost-to-cost input method, the extent of progress towards completion is measured based on the proportion of direct labor hours incurred to date to the total estimated direct labor hours at completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment. These measures include forecasts based on the best information available and therefore reflect the company’s judgment to faithfully depict the transfer of the goods. Revenue generated from standard equipment, contracts without an enforceable right to payment for performance completed to date, as well as aftermarket parts, are recognized at the point in time control transfers to the customer, which is typically based on contractual shipping terms.
Contract revenues are determined by negotiated contract prices, modified by our assumptions regarding contract modifications, which are common in the performance of our contracts. Contracts modified typically result from changes in scope, specifications, design, performance, or period of completion. In most cases, contract modifications are for services that are not distinct, and, therefore, are accounted for as part of the existing contract.
Contract estimates are based on various assumptions to project the outcome of future events. These assumptions are dependent upon the accuracy of a variety of estimates, including engineering progress, achievement of milestones, labor productivity, and cost estimates. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. Contract estimates are regularly monitored and revised based on changes in circumstances. Impacts from changes in estimates of net sales and cost of sales are recognized on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes based on a performance obligation’s percentage of completion. If estimated total costs on contracts indicate a loss or reduction to the percentage of total contract revenues recognized to date, these losses or reductions are recognized in the period in which the revisions are known. The company has not recognized material favorable or unfavorable changes in estimates related to its contracts with customers in fiscal 2025, 2024, or 2023.
Inventories
Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method for the majority of the company’s inventories. The company evaluates the need to record valuation adjustments for inventory on a regular basis. The company’s policy is to evaluate all inventories including raw material, work-in-process, and finished goods. Inventory in excess of estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are estimates related to our future manufacturing schedules, customer demand, possible alternative uses, and ultimate realization of potentially excess inventory.
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
Goodwill Valuations
The reporting units at which we test goodwill for impairment are our operating segments: the Commercial Foodservice Equipment Group and the Food Processing Equipment Group. If the fair value is less than its carrying value, an impairment loss, if any, is recorded for the difference between the implied fair value and the carrying value of goodwill.
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
Based on the qualitative assessment as of September 28, 2025, the company determined it is more likely than not that the fair value of our reporting units are greater than the carrying amounts.
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
Indefinite-Life Intangible Valuations
In performing a quantitative assessment of indefinite-life intangible assets other than goodwill, primarily trademarks and trade names, we analyze the variety of events or factors that may impact the fair value of the indefinite-life intangible, including, but not limited to: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant factors. We estimate the fair value of these intangible assets using the relief-from-royalty method which requires assumptions related to projected revenues from our long-range plans; assumed royalty rates that could be payable if we did not own the trademark or trade name; and a discount rate using a market based weighted-average cost of capital. If the estimated fair value of the indefinite-life intangible asset is less than its carrying value, we would recognize an impairment loss.
Based on the qualitative assessment as of September 28, 2025, the company identified several trademarks and trade names with indicators of potential risk for impairment and performed quantitative assessments. In performing the quantitative analysis on these trademark and trade name assets, significant assumptions used in our relief-from-royalty model included revenue growth rates, assumed royalty rates and the discount rates, which are discussed further below.
•Revenue growth rates relate to projected revenues from our long-range plans and vary from brand to brand. Adverse changes in the operating environment or our inability to grow revenues at the forecasted rates may result in a material impairment charge.
•In determining royalty rates for the valuation of our trademarks and trade names, we considered factors that affect the assumed royalty rates that would hypothetically be paid for the use of the trademarks and trade names. The most significant factors in determining the assumed royalty rates include the overall role and importance of the trademarks and trade names in the particular industry, the profitability of the products utilizing the trademarks, and the position of the trademarked products in the given market segment.
•In developing discount rates for the valuation of our trademarks and trade names, we used the market based weighted average cost of capital, adjusted for higher relative level of risks associated with doing business in other countries, as applicable, as well as the higher relative levels of risks associated with intangible assets.
The gross value of all trademarks and trade names tested was approximately $23.8 million, including the impaired trademarks. As a result of the quantitative testing the company recognized $10.6 million of impairment charges primarily associated with certain trademarks within the Commercial Foodservice Equipment Group and Food Processing Equipment Group. For further details associated with the company's trademark and trade name impairment testing, see Note 3(f) to the Consolidated Financial Statements. The company believes the assumptions utilized within the quantitative analyses are reasonable and consistent with assumptions that would be used by other marketplace participants.
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
Interest Rate Risk
The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company's variable rate debt obligations (in thousands):

2026	$44,420
2027	44,041
2028	2,063,576
2029	3,204
2030 and thereafter	17,761
$2,173,002
The company is exposed to interest rate risk on its floating-rate debt. The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. Prior to July 1, 2023, the company amended the Credit Facility and the existing interest rate swap agreements to transition the interest reference rate from one-month LIBOR to one-month Secured Overnight Financing Rate ("SOFR"). The amendment was entered into because the LIBOR rate historically used was no longer published after June 30, 2023. The company utilized expedients within ASC 848 to conclude that this amendment should be treated as a non-substantial modification of the existing contract, resulting in no impact to the company's Consolidated Financial Statements. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of January 3, 2026, the fair value of these instruments was an asset of $11.2 million. The change in fair value of these swap agreements in fiscal 2025 was a loss of $14.3 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Middleby Corporation

Opinion on Internal Control over Financial Reporting
We have audited The Middleby Corporation’s internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), (the COSO criteria). In our opinion, The Middleby Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 3, 2026, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Frigomeccanica S.p.A. and OKA-Spezialmaschinenfabrik GmbH & Co. KG which are included in the 2025 consolidated financial statements of the Company and constituted 1.4% and 1.2% of total and net assets, respectively, as of January 3, 2026 and 0.7% and 1.0% of net sales and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Frigomeccanica S.p.A. and OKA-Spezialmaschinenfabrik GmbH & Co. KG.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 3, 2026 and December 28, 2024, the related consolidated statements of earnings, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended January 3, 2026, and the related notes and financial statement schedule listed in the Index at Item 8 and our report dated March 4, 2026 expressed an unqualified opinion thereon.

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
March 4, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Middleby Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Middleby Corporation (the Company) as of January 3, 2026, and December 28, 2024, the related consolidated statements of earnings, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended January 3, 2026, and the related notes and financial statement schedule listed in the Index at Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 3, 2026 and December 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 4, 2026, expressed an unqualified opinion thereon.

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

Goodwill and Indefinite-lived Intangible Impairment Assessment
Description of the Matter	As discussed in Note 3 and Note 12 to the consolidated financial statements, goodwill and indefinite-lived intangible assets are assessed for impairment on an annual basis or more frequently if indicators of potential impairment exist. If the fair value of the reporting units (for goodwill) or indefinite-life intangible (for trademarks and tradenames) is less than its respective carrying value, an impairment loss is recognized in an amount equal to the difference. During the third quarter of 2025, the Company identified an impairment indicator impacting the fair value of the Residential Kitchen Equipment Group in connection with conducting a strategic review of its business portfolio, considering a broad range of strategic options. As a result, the Company performed an interim quantitative goodwill and indefinite-lived intangible impairment test for the Residential Kitchen Equipment Group reporting unit and indefinite-lived intangibles as of September 27, 2025, and recorded impairment charges for goodwill and indefinite-lived intangibles of $572.6 million and $131.8 million, respectively. As of January 3, 2026, the Company’s goodwill and indefinite-lived intangibles balances related to the Residential Kitchen Equipment Group reporting were $230.0 million and $342.0 million, respectively, which are included in Current assets held for sale - discontinued operations.

Auditing the Company’s interim quantitative goodwill impairment assessment for the Residential Kitchen reporting unit is complex because the estimation of fair values involves subjective management methods and assumptions. The methods for the goodwill assessment include a market approach and an income approach using a discounted cash flow model. The significant assumptions for the income approach include revenue growth rates, EBITDA margin and discount rate. These significant assumptions used in the Company’s valuation model were forward looking and changes in these assumptions could have had a material effect on the determination of fair values. Auditing the Company’s interim quantitative indefinite-lived intangible impairment assessment for certain Residential Kitchen trademarks and tradenames is complex because the estimation of fair values involves subjective management assumptions. The significant assumptions for the indefinite-lived intangible assessment include revenue growth rates and discount rates. These significant assumptions used in the Company’s valuation model were forward looking and changes in these assumptions could have had a material effect on the determination of fair values.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over its impairment assessment for the Residential Kitchen reporting unit and trademarks and tradenames, including management’s review of the methods and the significant assumptions of revenue growth rates, EBITDA margin, and discount rates.

Our audit procedures to test the interim impairment assessment for the Residential Kitchen reporting unit and certain trademarks and tradenames included, among others, assessing the valuation methodologies and the weighting of the income and market approaches, the significant assumptions described above, and the underlying data used to support such assumptions. For example, we compared the significant assumptions of revenue growth rates and EBITDA margin to industry, market and economic trends. Where appropriate, we evaluated whether changes to the Company’s business and other factors would affect the revenue growth rates and EBITDA margin. We also assessed the historical accuracy of management’s assumptions of future expected net cash flows and performed sensitivity analyses of significant assumptions, including the weighting of the market and income approaches, to evaluate the changes in the fair values of the reporting unit or certain trademarks and tradenames that would result from the changes in the significant assumptions described above. We involved our valuation specialists to assist with our evaluation of the methodologies used by management, including the discounted cash flow model and in comparing the values computed from the income approach to that in the market approach and to transactions from guideline public companies, as well as auditing certain significant assumptions, including the discount rates included in the fair value estimates.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2012.

Chicago, Illinois
March 4, 2026

THE MIDDLEBY CORPORATION
CONSOLIDATED BALANCE SHEETS
JANUARY 3, 2026 AND DECEMBER 28, 2024
(amounts in thousands, except share data)

	Jan 3, 2026	Dec 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$222,239	$638,766
Accounts receivable, net of allowances for credit losses of $25,001 and $21,442	573,039	531,758
Inventories, net	692,589	655,944
Prepaid expenses and other	111,176	114,734
Prepaid taxes	41,159	24,014
Current assets held for sale - discontinued operations	1,102,441	364,827
Total current assets	2,742,643	2,330,043
Property, plant and equipment, net of accumulated depreciation of $311,226 and $268,430	431,622	384,683
Goodwill	1,799,649	1,744,246
Other intangibles, net of amortization of $564,224 and $501,797	1,061,192	1,099,816
Long-term deferred tax assets	8,209	6,281
Pension benefits assets	106,444	90,391
Other assets	165,407	146,871
Non-current assets held for sale - discontinued operations	—	1,480,820
Total assets	$6,315,166	$7,283,151

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$44,420	$43,949
Accounts payable	206,666	166,184
Accrued expenses	574,810	493,678
Current liabilities held for sale - discontinued operations	242,335	125,511
Total current liabilities	1,068,231	829,322
Long-term debt	2,128,582	2,351,118
Long-term deferred tax liability	156,723	151,214
Accrued pension benefits	7,629	9,573
Other non-current liabilities	177,772	170,663
Non-current liabilities held for sale - discontinued operations	—	132,830
Stockholders' equity:
Preferred stock, $0.01 par value; none issued	—	—
Common stock, $0.01 par value; 64,964,586 and 64,264,828 shares issued	153	148
Paid-in capital	602,765	520,177
Treasury stock, at cost; 16,041,990 and 10,574,619 shares	(1,735,281)	(940,691)
Retained earnings	4,050,456	4,328,187
Accumulated other comprehensive loss	(141,864)	(269,390)
Total stockholders' equity	2,776,229	3,638,431
Total liabilities and stockholders' equity	$6,315,166	$7,283,151
The accompanying notes are an integral part of these Consolidated Financial Statements.

THE MIDDLEBY CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE FISCAL YEARS ENDED JANUARY 3, 2026, DECEMBER 28, 2024 AND DECEMBER 30, 2023
(amounts in thousands, except per share data)

	2025	2024	2023
Net sales	$3,201,202	$3,150,239	$3,242,090
Cost of sales	1,949,287	1,898,420	1,958,012
Gross profit	1,251,915	1,251,819	1,284,078
Selling, general, and administrative expenses	663,156	590,115	624,933
Restructuring expenses	3,270	8,245	4,732
Impairments	10,598	10,475	1,986
Gain on sale of plant	—	(1,139)	—
Income from continuing operations	574,891	644,123	652,427
Interest expense and deferred financing amortization, net	93,828	93,356	121,129
Net periodic pension benefit (other than service cost & curtailment)	(6,294)	(14,872)	(9,040)
Other expense/(income), net	5,082	(458)	4,258
Earnings from continuing operations before income taxes	482,275	566,097	536,080
Provision for income taxes	115,008	145,119	123,076
Net earnings from continuing operations	367,267	420,978	413,004
(Loss)/earnings from discontinued operations, net of tax	(644,998)	7,455	(12,122)
Net (loss)/earnings	$(277,731)	$428,433	$400,882

Net (loss)/earnings per share:
Basic from continuing operations	$7.11	$7.83	$7.71
Basic from discontinued operations	(12.49)	0.14	(0.23)
Basic (loss)/earnings per share	$(5.38)	$7.97	$7.48

Diluted from continuing operations	$7.04	$7.77	$7.64
Diluted from discontinued operations	(12.36)	0.14	(0.22)
Diluted (loss)/earnings per share	$(5.32)	$7.90	$7.41

Weighted average number of shares
Basic	51,655	53,738	53,577
Dilutive common stock equivalents	524	471	509
Diluted	52,179	54,209	54,086
The accompanying notes are an integral part of these Consolidated Financial Statements.

THE MIDDLEBY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE FISCAL YEARS ENDED JANUARY 3, 2026, DECEMBER 28, 2024 AND DECEMBER 30, 2023
(amounts in thousands)

	2025	2024	2023
Net (loss)/earnings	$(277,731)	$428,433	$400,882
Other comprehensive income/(loss):
Foreign currency translation adjustments	143,643	(67,765)	59,855
Pension liability adjustment, net of tax	(1,829)	31,179	11,988
Unrealized loss on interest rate swaps, net of tax	(14,288)	(9,606)	(16,569)
Other comprehensive income/(loss):	127,526	(46,192)	55,274
Comprehensive (loss)/income	$(150,205)	$382,241	$456,156
The accompanying notes are an integral part of these Consolidated Financial Statements.

THE MIDDLEBY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED JANUARY 3, 2026, DECEMBER 28, 2024 AND DECEMBER 30, 2023
(amounts in thousands)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance, December 31, 2022	$147	$408,376	$(831,176)	$3,498,872	$(278,472)	$2,797,747
Net earnings	—	—	—	400,882	—	400,882
Currency translation adjustments	—	—	—	—	59,855	59,855
Change in unrecognized pension benefit costs, net of tax of $5,993	—	—	—	—	11,988	11,988
Unrealized loss on interest rate swap, net of tax of $(5,637)	—	—	—	—	(16,569)	(16,569)
Stock compensation	—	51,047	—	—	—	51,047
Stock issuance	1	19,793	—	—	—	19,794
Purchase of treasury stock	—	—	(74,855)	—	—	(74,855)
Balance, December 30, 2023	$148	$479,216	$(906,031)	$3,899,754	$(223,198)	$3,249,889
Net earnings	—	—	—	428,433	—	428,433
Currency translation adjustments	—	—	—	—	(67,765)	(67,765)
Change in unrecognized pension benefit costs, net of tax of $9,868	—	—	—	—	31,179	31,179
Unrealized loss on interest rate swap, net of tax of $(3,221)	—	—	—	—	(9,606)	(9,606)
Stock compensation	—	36,151	—	—	—	36,151
Stock issuance	—	4,810	—	—	—	4,810
Purchase of treasury stock	—	—	(34,660)	—	—	(34,660)
Balance, December 28, 2024	$148	$520,177	$(940,691)	$4,328,187	$(269,390)	$3,638,431
Net loss	—	—	—	(277,731)	—	(277,731)
Currency translation adjustments	—	—	—	—	143,643	143,643
Change in unrecognized pension benefit costs, net of tax of $2,090	—	—	—	—	(1,829)	(1,829)
Unrealized loss on interest rate swap, net of tax of $(4,435)	—	—	—	—	(14,288)	(14,288)
Stock compensation	—	14,722	—	—	—	14,722
Conversion of Convertible Notes	5	2,968	—	—	—	2,973
Purchase of treasury stock	—	—	(729,692)	—	—	(729,692)
Exercise of Capped Calls	—	64,898	(64,898)	—	—	—
Balance, January 3, 2026	$153	$602,765	$(1,735,281)	$4,050,456	$(141,864)	$2,776,229
The accompanying notes are an integral part of these Consolidated Financial Statements.

THE MIDDLEBY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JANUARY 3, 2026, DECEMBER 28, 2024 AND DECEMBER 30, 2023
(amounts in thousands)

	2025	2024	2023
Cash flows from operating activities:
Net (loss)/earnings	$(277,731)	$428,433	$400,882
(Loss)/earnings from discontinued operations, net of tax	(644,998)	7,455	(12,122)
Earnings from continuing operations, net of tax	367,267	420,978	413,004
Adjustments to reconcile earnings from continuing operations, net of tax to net cash provided by operating activities - continuing operations:
Depreciation and amortization	105,305	104,113	109,917
Non-cash share-based compensation	13,462	31,902	45,156
Deferred income taxes	70,144	35,799	442
Net periodic pension benefit (other than service costs)	(6,294)	(14,872)	(9,040)
Gain on sale of plant	—	(1,139)	—
Impairments	10,598	10,475	1,986
Other non-cash items	(125)	624	1,528
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(14,468)	16,915	(12,123)
Inventories, net	3,066	60,959	76,227
Prepaid expenses and other assets	(5,610)	(44,248)	406
Accounts payable	18,071	(14,392)	(43,046)
Accrued expenses and other liabilities	3,168	7,406	(75,815)
Net cash provided by operating activities - continuing operations	564,584	614,520	508,642
Net cash provided by operating activities - discontinued operations	65,613	72,296	120,148
Net cash provided by operating activities	630,197	686,816	628,790
Cash flows from investing activities:
Net additions to property, plant and equipment	(70,729)	(36,690)	(59,173)
Proceeds from sale of property, plant and equipment	—	2,507	—
Purchase of intangible assets	(1,114)	(80)	(1,700)
Acquisitions, net of cash acquired	(31,975)	(111,428)	(37,884)
Net cash used in investing activities - continuing operations	(103,818)	(145,691)	(98,757)
Net cash used in investing activities - discontinued operations	(23,071)	(12,844)	(56,985)
Net cash used in investing activities	(126,889)	(158,535)	(155,742)
Cash flows from financing activities:
Proceeds from Credit Facility	1,106,500	—	640,200
Repayments under Credit Facility	(607,329)	(32,813)	(948,496)
Payment of principal upon maturity of Convertible Notes	(744,527)	—	—
Proceeds from foreign loans	23,224	—	—
Repayments of foreign loans	(2,143)	(2,193)	(166)
Payments of deferred purchase price	(20,073)	(3,878)	(7,701)
Repurchase of treasury stock	(723,613)	(34,660)	(74,565)
Debt issuance costs on Credit Facility	(3,167)	—	—
Other, net	187	(224)	(211)
Net cash used in financing activities	(970,941)	(73,768)	(390,939)
Effect of exchange rates on cash and cash equivalents	22,547	(12,476)	3,386

Changes in cash and cash equivalents and cash and cash equivalents held for sale - discontinued operations:
Net (decrease)/increase	(445,086)	442,037	85,495
Balance at beginning of year	689,533	247,496	162,001
Balance at end of year	$244,447	$689,533	$247,496

Non-cash investing and financing activities:
Stock issuance related to acquisition and purchase of intangible assets	—	4,810	19,794
The accompanying notes are an integral part of these Consolidated Financial Statements.

THE MIDDLEBY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED JANUARY 3, 2026, DECEMBER 28, 2024 AND DECEMBER 30, 2023
(1)NATURE OF OPERATIONS
The Middleby Corporation (the "company") is engaged in the design, manufacture and sale of commercial foodservice and food processing equipment. The company manufactures and assembles this equipment at thirty-eight U.S. and thirty-four international manufacturing facilities.
Discontinued Operations
On December 4, 2025, the company entered into a partnership interest purchase agreement to sell a 51% stake in its Residential Kitchen Equipment Group to an affiliate of 26North Partners LP (the “ Residential Transaction”). The Residential Transaction was completed on February 2, 2026. Following the close of the Residential Transaction, the company owns a 49% non-controlling interest in a new standalone joint venture holding the business.
The sale of the Residential Kitchen Equipment Group represents a strategic shift that will have a major effect on the company's operations and financial results. Due to this shift, the Residential Kitchen Equipment Group’s financial results are reflected in the Consolidated Statements of Earnings and Consolidated Statements of Cash Flows as discontinued operations. The assets and liabilities of the Residential Kitchen Equipment Group have been reclassified and reported as assets and liabilities held for sale - discontinued operations in the Consolidated Balance Sheets. These changes have been applied to all periods presented. Additionally, all of the Notes to Consolidated Financial Statements have been retrospectively restated to only include the company's continuing operations, unless noted otherwise. The Residential Kitchen Equipment Group, historically presented as a reportable segment, is no longer included in segment results.
See Note 12 to these Notes to the Consolidated Financial Statements for further information.
Proposed Separation Transaction
On February 25, 2025, the company announced its intent to separate its Food Processing business through a spin-off of the Food Processing business, under which the stock of Food Processing, as a new independent publicly traded company, will be distributed to Middleby’s shareholders. As of the date hereof, Middleby is targeting completion of the separation in the second quarter of 2026, subject to certain customary conditions, including, among others, final approval by the company’s Board of Directors and the effectiveness of appropriate filings with the SEC. The spin-off of Food Processing is expected to be tax-free for U.S. federal income tax purposes. There can be no assurance that any separation transaction will ultimately occur or, if one does occur, of its terms or timing.
Reportable Segments
The company reports its financial performance in two business segments representing all of the company's continuing operations: 1) the Commercial Foodservice Equipment Group and 2) the Food Processing Equipment Group.
The Commercial Foodservice Equipment Group offers a broad portfolio of foodservice equipment, which enable it to serve virtually any cooking, warming, refrigeration, freezing and beverage application within a commercial kitchen or foodservice operation. This equipment is used across all types of foodservice operations, including quick-service restaurants, full-service restaurants, convenience stores, retail outlets, hotels and other institutions.
The Food Processing Equipment Group offers a broad portfolio of processing solutions for customers producing protein products, such as bacon, salami and dry cure, sausage and hot dogs, egg bites, poultry, alternative protein, case ready, lunch meat and pet food, and producers of bakery products, such as bread and buns, artisan bread, sweet goods, cakes and muffins, cookies, crackers, pizza and pastries, tortillas and snacks. Through its broad line of products, the company is able to deliver a wide array of cooking solutions to service a variety of food processing requirements demanded by its customers. The company can offer highly integrated solutions that provide a food processing operation a uniquely integrated solution providing for the highest level of food quality, product consistency, and reduced operating costs resulting from increased product yields, increased capacity and greater throughput and reduced labor costs through automation.

(2)ACQUISITIONS AND PURCHASE ACCOUNTING
The following represents summarized information on the company's acquisitions in 2024 and 2025 that were not individually material.
2024 Acquisitions
During 2024, the company completed various acquisitions that were not individually material. The final allocation of consideration paid for the 2024 acquisitions is summarized as follows (in thousands):

	Preliminary Opening Balance Sheet	Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$7,868	$9	$7,877
Current assets	41,836	(1,714)	40,122
Property, plant and equipment	31,515	(504)	31,011
Goodwill	61,046	2,017	63,063
Other intangibles	32,248	—	32,248
Long-term deferred tax asset	9	96	105
Other assets	266	1,029	1,295
Current portion of long-term debt	(290)	—	(290)
Current liabilities	(42,304)	1,545	(40,759)
Long-term debt	(369)	—	(369)
Long-term deferred tax liability	(1,132)	—	(1,132)
Other non-current liabilities	(10,763)	(466)	(11,229)
Consideration paid at closing	$119,930	$2,012	$121,942

Deferred payments	—	76	76
Contingent consideration	8,681	—	8,681

Net assets acquired and liabilities assumed	$128,611	$2,088	$130,699
The net long-term deferred tax liability amounted to $1.1 million. The net long-term deferred tax liability is related to the difference between the book and tax basis of identifiable intangible assets.
The goodwill and $16.7 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $12.1 million allocated to customer relationships, $1.1 million allocated to developed technology, and $2.3 million allocated to backlog, which are being amortized over periods of 5 to 7 years, 7 years, and 3 to 9 months, respectively. Goodwill of $49.9 million and other intangibles of $24.0 million are allocated to the Food Processing Equipment Group for segment reporting purposes. Goodwill of $13.2 million and other intangibles of $8.2 million are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. Of these assets, goodwill of $53.3 million and intangibles of $28.0 million are expected to be deductible for tax purposes.
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

2025 Acquisitions
During 2025, the company completed various acquisitions that were not individually material. The following estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition date for the 2025 acquisitions and are summarized as follows (in thousands):

	Preliminary Opening Balance Sheet	Preliminary Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$7,434	$—	$7,434
Current assets	41,749	(153)	41,596
Property, plant and equipment	6,073	—	6,073
Goodwill	13,419	(107)	13,312
Other intangibles	10,263	—	10,263
Other assets	44	5,456	5,500
Current portion of long-term debt	(875)	—	(875)
Current liabilities	(36,513)	(196)	(36,709)
Long-term debt	(696)	—	(696)
Long-term deferred tax liability	(2,304)	(13)	(2,317)
Other non-current liabilities	(5,077)	(4,987)	(10,064)
Consideration paid at closing	$33,517	$—	$33,517

Contingent consideration	4,698	—	4,698

Net assets acquired and liabilities assumed	$38,215	$—	$38,215
The net long-term deferred tax liability amounted to $2.3 million. The net long-term deferred tax liability is comprised of $1.3 million related to the difference between the book and tax basis of identifiable intangible assets and $1.0 million related to the difference between the book and tax basis of identifiable tangible asset and liability accounts.
The goodwill and $4.6 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $2.6 million allocated to customer relationships, $1.1 million allocated to developed technology, and $2.0 million allocated to backlog, which are being amortized over periods of 7 years, 7 years, and 6 months, respectively. Goodwill of $13.3 million and other intangibles of $10.3 million are allocated to the Food Processing Equipment Group for segment reporting purposes. Of these assets, goodwill of $7.6 million and intangibles of $5.5 million are expected to be deductible for tax purposes.
Two purchase agreements include earnout provisions providing for a contingent payment due to the sellers for the achievement of certain targets. Two earnouts are payable to the extent certain EBITDA targets are met with measurement dates ending in 2028. The contractual obligation associated with the contingent earnout provisions recognized on the acquisition date amounts to $4.7 million.
The company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the company is waiting for additional information necessary to finalize those fair values for the acquisitions completed during 2025. Certain intangible assets are preliminarily valued using historical information from the Food Processing Equipment Group and qualitative assessment of the businesses at acquisition date. Specifically, the company estimated the fair values of the intangible assets based on the percentage of purchase price assigned to similar intangible assets in previous acquisitions within the Food Processing Group. Thus, the provisional measurements of fair values set forth above are subject to change. The company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.
Pro Forma Financial Information
In accordance with ASC 805 Business Combinations, the following unaudited pro forma results of operations for fiscal 2025 and 2024 assumes the acquisitions described above were completed on December 31, 2023 (first day of fiscal year 2024). The following pro forma results include adjustments to reflect amortization of intangibles associated with the acquisitions and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	2025	2024
Net sales	$3,221,211	$3,272,826
Net earnings from continuing operations	370,148	416,073

Net earnings per share:
Basic from continuing operations	$7.17	$7.74
Diluted from continuing operations	7.09	7.68
Pro forma data may not be indicative of the results that would have been obtained had these acquisitions occurred at the beginning of the periods presented, nor is it intended to be a projection of future results. Additionally, the pro forma financial information does not reflect the costs which the company has incurred or may incur to integrate the acquired businesses.
(3)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)Basis of Presentation
The Consolidated Financial Statements include the accounts of the company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The company's Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures. Significant items that are subject to such estimates and judgments include allowances for credit losses, reserves for excess and obsolete inventories, long-lived and intangible assets, warranty reserves, insurance reserves, income tax reserves and post-retirement obligations. On an ongoing basis, the company evaluates its estimates and assumptions based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
Certain prior year amounts within the company's segment reporting have been reclassified to be consistent with current year presentation, including beginning to report the results of a division within the company's Food Processing segment as a result of a change in internal management and potential synergies in operations to be consistent with the reporting of financial information used to assess performance and allocate resources. These operations were previously reported in the Commercial Foodservice segment and are now managed and reported in the Food Processing segment. Additionally, certain costs that were previously associated with the Residential Kitchen Equipment Group were excluded from the scope of the Residential Transaction and are now included within Corporate and Other. All prior period segment disclosures have been recast to reflect these changes. See Note 10 to these Notes to the Consolidated Financial Statements for further information regarding the company’s business segment results.
The company's fiscal year ends on the Saturday nearest December 31. Fiscal years 2025, 2024, and 2023 ended on January 3, 2026, December 28, 2024 and December 30, 2023, respectively, and included 53, 52 and 52 weeks, respectively.
(b)Cash and Cash Equivalents
The company considers all short-term investments with original maturities of three months or less when acquired to be cash equivalents. The company’s policy is to invest its excess cash in interest-bearing deposits with major banks that are subject to minimal credit and market risk.
(c)Accounts Receivable
Accounts receivable, as shown in the Consolidated Balance Sheets, were net of allowances for credit losses of $25.0 million and $21.4 million at January 3, 2026 and December 28, 2024, respectively. The company estimates allowances for expected credit losses using an aging methodology and establishes customer-specific reserves for higher risk trade customers. We consider a combination of specific customer circumstances, credit conditions, market conditions and the history of write-offs and collections in developing the allowances.
At January 3, 2026, all accounts receivable were expected to be collected within one year.
(d)Inventories
Inventories are composed of material, labor and overhead and are stated at the lower of cost or net realizable value. Costs for inventory have been determined primarily using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories consist of the following (in thousands):

	Jan 3, 2026	Dec 28, 2024
Raw materials and parts	$404,119	$405,868
Work-in-process	93,334	69,984
Finished goods	195,136	180,092
Inventories, net	$692,589	$655,944
(e)Property, Plant and Equipment
Property, plant and equipment are carried at cost as follows (in thousands):

	Jan 3, 2026	Dec 28, 2024
Land	$60,365	$52,846
Building and improvements	327,906	282,131
Furniture and fixtures	59,646	54,053
Machinery and equipment	294,931	264,083
Total property, plant and equipment	742,848	653,113
Less accumulated depreciation	(311,226)	(268,430)
Property, plant and equipment, net	$431,622	$384,683
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
Depreciation expense amounted to $43.7 million, $39.8 million and $36.8 million in fiscal 2025, 2024 and 2023, respectively.
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
The company performed a qualitative assessment as of September 28, 2025 over its two reporting units and the company determined there were no impairment indicators for the period ended January 3, 2026. No impairment was recognized and the company has not previously recognized any goodwill impairments and therefore there are no accumulated goodwill impairment losses.
Goodwill is allocated to reporting units as follows (in thousands):

	Commercial Foodservice	Food Processing	Total
Balance as of December 30, 2023	$1,307,136	$397,137	$1,704,273
Goodwill acquired during the year	14,187	46,745	60,932
Measurement period adjustments to goodwill acquired in prior year	271	57	328
Exchange effect and other	(9,509)	(11,778)	(21,287)
Balance as of December 28, 2024	$1,312,085	$432,161	$1,744,246
Goodwill acquired during the year	—	13,312	13,312
Measurement period adjustments to goodwill acquired in prior year	(985)	3,116	2,131
Exchange effect and other	(13,768)	53,728	39,960
Balance as of January 3, 2026	$1,297,332	$502,317	$1,799,649
Intangible assets consist of the following (in thousands):

	January 3, 2026			December 28, 2024
	Estimated Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Estimated Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	5.4	$690,513	$(507,129)	6.1	$678,717	$(453,954)
Backlog	0.1	3,463	(3,068)	0.3	2,192	(804)
Developed Technology	6.8	91,319	(54,027)	7.5	86,969	(47,039)
		$785,295	$(564,224)		$767,878	$(501,797)
Indefinite-lived assets:
Trademarks and trade names		$840,121			$833,735
The company completed its annual impairment assessment for indefinite-lived intangible assets as of September 28, 2025 and identified indicators of impairment with certain trademarks and trade names within the Commercial Foodservice Equipment Group and Food Processing Equipment Group segments.
The company estimated the fair value of the trademarks and trade names using a relief from royalty method under the income approach. In performing the quantitative analyses on the trademarks and trade names, significant assumptions include revenue growth rates, assumed royalty rates and discount rates, which are considered level 3 inputs in the fair value hierarchy. The company believes the assumptions utilized within the quantitative analysis are reasonable and consistent with assumptions that would be used by other marketplace participants.
Based on the results of the quantitative assessments, the company recorded impairment charges of $10.6 million associated with several trademarks, of which $9.3 million was associated with the Commercial Foodservice Equipment Group and $1.3 million with the Food Processing Equipment Group. The diminution in fair value for the trademarks was due to market conditions resulting in lower than expected revenue performance in the current year and forecasted revenues for future periods. The gross value of all trademarks and trade names tested was approximately $23.8 million, including the impaired trademarks.

The estimates of future cash flows used in determining the fair value of indefinite-lived intangible assets involve significant management judgment and are based upon assumptions about expected future operating performance, economic conditions, market conditions and cost of capital. Inherent in estimating the future cash flows are uncertainties beyond our control, such as changes in capital markets. The company continues to monitor global and regional economic market conditions, channel inventory levels, and the underlying demand for its products to assess the impact on its business and financial performance. The actual cash flows could differ materially from management's estimates due to changes in business conditions, operating performance and economic conditions.
The company performed a qualitative assessment as of September 28, 2025 for all other trademarks and trade names and determined there were no impairment indicators for the period ended January 3, 2026.
Definite-lived intangible assets are amortized over their estimated useful lives and tested for impairment whenever events or changes in circumstances indicate that the recorded value of an asset is greater than the sum of its expected future undiscounted cash flows.
The aggregate intangible amortization expense was $55.3 million, $57.2 million and $66.0 million in 2025, 2024 and 2023, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

2026	$49,931
2027	41,193
2028	34,956
2029	29,941
2030	25,777
Thereafter	39,273
$221,071
(g)Accrued Expenses
Accrued expenses consist of the following (in thousands):

	Jan 3, 2026	Dec 28, 2024
Contract liabilities	$168,381	$113,735
Accrued payroll and related expenses	110,621	96,354
Accrued warranty	79,512	77,540
Accrued customer rebates	56,585	44,711
Accrued contingent consideration	26,764	25,748
Accrued short-term leases	19,522	17,829
Accrued sales and other tax	18,702	12,585
Accrued professional fees	18,112	13,774
Accrued agent commission	17,686	16,311
Accrued product liability and workers compensation	9,700	10,340
Other accrued expenses	49,225	64,751
Accrued expenses	$574,810	$493,678
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

(i)Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss as reported in the Consolidated Balance Sheets (in thousands):

	Jan 3, 2026	Dec 28, 2024
Unrecognized pension benefit costs, net of tax of $15,956 and $13,866	$(80,363)	$(78,534)
Unrealized gain on interest rate swap, net of tax of $3,543 and $7,978	8,111	22,399
Currency translation adjustments	(69,612)	(213,255)
Accumulated other comprehensive loss	$(141,864)	$(269,390)
Changes in accumulated other comprehensive loss(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Balance as of December 30, 2023	$(145,490)	$(109,713)	$32,005	$(223,198)
Other comprehensive (loss)/income before reclassification	(67,765)	28,585	17,598	(21,582)
Amounts reclassified from accumulated other comprehensive income	—	2,594	(27,204)	(24,610)
Net current-period other comprehensive (loss)/income	(67,765)	31,179	(9,606)	(46,192)
Balance as of December 28, 2024	$(213,255)	$(78,534)	$22,399	$(269,390)
Other comprehensive income/(loss) before reclassification	143,643	(2,125)	2,427	143,945
Amounts reclassified from accumulated other comprehensive income	—	296	(16,715)	(16,419)
Net current-period other comprehensive income/(loss)	143,643	(1,829)	(14,288)	127,526
Balance as of January 3, 2026	$(69,612)	$(80,363)	$8,111	$(141,864)
(1)As of January 3, 2026, pension and unrealized gain on interest rate swap amounts, net of tax, were $16.0 million and $3.5 million, respectively. During fiscal 2025, the adjustments to pension and unrealized gain on interest rate swap amounts, net of tax, were $2.1 million and $(4.4) million, respectively.
(j)Fair Value Measures
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

The company’s financial assets and liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of January 3, 2026
Financial Assets:
Interest rate swaps	$—	$11,230	$—	$11,230
Financial Liabilities:
Contingent consideration	—	—	32,950	32,950
Foreign exchange derivative contracts	—	804	—	804

As of December 28, 2024
Financial Assets:
Interest rate swaps	$—	$29,952	$—	$29,952
Financial Liabilities:
Contingent consideration	—	—	53,228	53,228
Foreign exchange derivative contracts	—	1,400	—	1,400
The contingent consideration, as of January 3, 2026 and December 28, 2024, relates to the earnout provisions recorded in conjunction with various purchase agreements.
The earnout provisions associated with these acquisitions are based upon performance measurements related to sales and EBITDA, as defined in the respective purchase agreements. On a quarterly basis, the company assesses the projected results for each of the acquisitions in comparison to the earnout targets and adjusts the liability accordingly. Discount rates for valuing contingent consideration are determined based on the company rates and specific acquisition risk considerations. Changes in fair value associated with the earnout provisions are recognized in selling, general and administrative expenses in the Consolidated Statements of Earnings.
The following table represents changes in the fair value of the contingent consideration liabilities for the fiscal years 2025 and 2024 (in thousands):

	2025	2024
Beginning balance	$53,228	$51,538
Payments of contingent consideration	(22,633)	(4,141)
New contingent consideration	4,698	8,681
Changes in fair value	(2,343)	(2,850)
Ending balance	$32,950	$53,228
(k)Foreign Currency
The income statements of the company’s foreign operations are translated at the monthly average exchange rates. Assets and liabilities of the company’s foreign operations are translated at exchange rates at the balance sheet date. These translation adjustments are not included in determining net earnings for the period but are disclosed and accumulated in a separate component of stockholders’ equity. Exchange gains and losses on foreign currency transactions are included in determining net income for the period in which they occur. These transactions amounted to a loss (gain) of $6.3 million, $(0.1) million and $8.6 million in 2025, 2024 and 2023, respectively, and are included in other expense/(income), net in the Consolidated Statements of Earnings.
(l)Shipping and Handling Costs
Fees billed to the customer for shipping and handling are classified as a component of net sales in the Consolidated Statements of Earnings. Shipping and handling costs are included in cost of sales in the Consolidated Statements of Earnings.
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
A rollforward of the warranty reserve for the fiscal years 2025 and 2024 is as follows (in thousands):

	2025	2024
Beginning balance	$77,540	$67,951
Warranty reserve related to acquisitions	763	420
Warranty expense	72,291	83,921
Warranty claims paid	(71,082)	(74,752)
Ending balance	$79,512	$77,540
(n)Research and Development Costs
Research and development costs, included in cost of sales in the Consolidated Statements of Earnings, are expensed as incurred. These costs were $58.8 million, $50.8 million and $47.1 million in fiscal 2025, 2024 and 2023, respectively.
(o)Non-Cash Share-Based Compensation
The company's 2021 Stock Incentive Plan (the "2021 Plan"), allows for the granting of stock options, stock appreciation rights, restricted stock and restricted stock units, performance stock, phantom units and other equity-based awards. The company estimates the fair value of restricted stock grants, restricted stock units and performance stock units at the time of grant and recognizes compensation costs over the vesting period of the grants. The expense, net of forfeitures, is recognized using the straight-line method. Non-cash share-based compensation expense is only recognized for those grants expected to vest. See Note 6 to these Notes to the Consolidated Financial Statements for further information on the company's share-based incentive plans.
(p)Earnings Per Share
Basic earnings per share is calculated based upon the weighted average number of common shares outstanding, and diluted earnings per share is calculated based upon the weighted average number of common shares outstanding and other dilutive securities.
The company’s potentially dilutive securities amounted to 524,000, 471,000 and 509,000 for fiscal 2025, 2024 and 2023, respectively. The company's potentially dilutive securities consist of shares issuable on vesting of restricted stock units computed using the treasury method and amounted to approximately 56,000, 53,000 and 67,000 for fiscal 2025, 2024 and 2023, respectively. During fiscal 2025, 2024 and 2023, the average market price of the company's common stock exceeded the exercise price of the Convertible Notes (as defined below) resulting in approximately 468,000, 418,000 and 442,000 diluted common stock equivalents to be included in the diluted net earnings per share, respectively. All of the Convertible Notes were converted ahead of the Convertible Notes maturing on September 1, 2025 and the company settled the principal amount in cash and the excess conversion value by delivering 493,917 of its common stock, and the company exercised its rights under the Capped Call Transactions (as defined below) which resulted in the receipt of 472,432 shares of its common stock to be held in treasury. See Note 5 to these Notes to the Consolidated Financial Statements for further details on the Convertible Notes and the Capped Call Transactions. There were no anti-dilutive equity awards excluded from common stock equivalents for 2025, 2024 and 2023.
(q)Consolidated Statements of Cash Flows
Cash paid for interest was $104.2 million, $97.7 million and $119.2 million in fiscal 2025, 2024 and 2023, respectively. Cash payments totaling $79.1 million, $108.7 million and $131.9 million were made for income taxes during fiscal 2025, 2024 and 2023, respectively.
(r)New Accounting Pronouncements
Accounting Pronouncements - Recently Adopted
In December 2023, the FASB issued Accounting Standard Update ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required in an entity’s income tax rate reconciliation table. This ASU requires consistent categories and greater disaggregation of information presented in the effective tax rate reconciliation and requires disclosure of income taxes paid in both domestic and foreign jurisdictions. The company adopted this standard prospectively by providing the revised disclosures for the year ended January 3, 2026 and by providing pre-ASU disclosures for the prior periods. These changes did not impact the company's Consolidated Financial Statements but provide additional information for users of the financial statements. See Note 7 to these Notes to the Consolidated Financial Statements for further details.

Accounting Pronouncements - To be adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses, which requires disclosure of disaggregated information about specific categories underlying certain income statement expense line items in the footnotes to the financial statements for both annual and interim periods. This ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The company is currently evaluating the impact of the adoption of this standard on its Consolidated Financial Statements and disclosures.
(4)REVENUE RECOGNITION
Revenue is recognized when the control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services.
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The company’s contracts can have multiple performance obligations or just a single performance obligation. For contracts with multiple performance obligations, the contract’s transaction price is allocated to each performance obligation using the company’s best estimate of the standalone selling price of each distinct good or service in the contract.
Within the Commercial Foodservice Equipment, the estimated standalone selling price of equipment is based on observable prices. Within the Food Processing Equipment Group, the company estimates the standalone selling price for equipment and services based on expected cost to manufacture the good or complete the service plus an appropriate profit margin. The estimated standalone selling price of aftermarket parts is based on observable prices.
As the company's standard payment terms are less than one year, the company does not assess whether a contract has a significant financing component. The company treats shipping and handling activities performed after the customer obtains control of the good as a contract fulfillment activity. Sales, use and value added taxes assessed by governmental authorities are excluded from the measurement of the transaction price within the company’s contracts with its customers. The company generally expenses sales commissions when incurred because the amortization period would have been less than one year. These costs are recorded within selling, general and administrative expenses.
Control may pass to the customer over time or at a point in time. In general, the Commercial Foodservice Equipment Group recognizes revenue at the point in time control transfers to their customers based on contractual shipping terms. Revenue from equipment sold under our long-term contracts within the Food Processing Equipment group is recognized over time as the equipment is manufactured and assembled. Equipment that is highly customized and for which we have a contractual, enforceable right to collect payment upon customer cancellation for performance completed to date qualifies for over time revenue recognition. With control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. Installation services provided in connection with the delivery of the equipment are also generally recognized as those services are rendered. The company generally uses the cost-to-cost input method of progress for its contracts because it best depicts the transfer of control to the customer that occurs as the company incurs costs.
Under the cost-to-cost input method, the extent of progress towards completion is measured based on the proportion of direct labor hours incurred to date to the total estimated direct labor hours at completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment. These measures include forecasts based on the best information available and therefore reflect the company’s judgment to faithfully depict the transfer of the goods. Revenue generated from standard equipment, contracts without an enforceable right to payment for performance completed to date, as well as aftermarket parts, are recognized at the point in time control transfers to the customer, which is typically based on contractual shipping terms.
Contract Estimates
Accounting for long-term contracts within the Food Processing Equipment group involves the use of various techniques to estimate total contract revenue and costs. For the company’s long-term contracts, estimated profit for the equipment performance obligations is recognized as the equipment is manufactured and assembled. Profit on the equipment performance obligations is estimated as the difference between the total estimated revenue and expected costs to complete a contract. Contract cost estimates are based on anticipated labor and materials, and the performance of subcontractors. The company does not disclose information about remaining performance obligations that have original expected durations of one year or less. The company has not recognized material favorable or unfavorable changes in estimates related to its contracts with customers in fiscal 2025, 2024, or 2023.

Contracts within the Commercial Foodservice Equipment Group may contain variable consideration in the form of volume rebate programs. The company’s estimate of variable consideration is based on its experience with similarly situated customers using the portfolio approach.
Disaggregation of Revenue
We disaggregate our net sales by reportable operating segment and geographical location as we believe it best depicts how the nature, timing and uncertainty of our net sales and cash flows are affected by economic factors. The following table summarizes our net sales by reportable segment and geographical location (in thousands):

	Commercial Foodservice	Food Processing	Total
2025
United States and Canada	$1,681,955	$477,877	$2,159,832
Asia	214,214	34,679	248,893
Europe and Middle East	371,907	259,533	631,440
Latin America	82,971	78,066	161,037
Total	$2,351,047	$850,155	$3,201,202

2024
United States and Canada	$1,705,847	$447,918	$2,153,765
Asia	213,617	30,626	244,243
Europe and Middle East	365,018	225,921	590,939
Latin America	95,902	65,390	161,292
Total	$2,380,384	$769,855	$3,150,239

2023
United States and Canada	$1,823,041	$484,688	$2,307,729
Asia	231,009	42,238	273,247
Europe and Middle East	341,351	173,765	515,116
Latin America	89,916	56,082	145,998
Total	$2,485,317	$756,773	$3,242,090
Contract Balances
Payments on equipment contracts are typically due based on contractually stated milestones. Contract assets primarily relate to the company’s right to consideration for work completed but not billed at the reporting date and are recorded in prepaid expenses and other in the Consolidated Balance Sheets. Contract assets are transferred to receivables when the right to consideration becomes unconditional. Changes in contract assets and contract liabilities associated with the timing of payments and status of over time revenue contracts are recorded in prepaid expenses and other assets and accrued expenses and other liabilities, respectively, within operating activities in the Consolidated Statements of Cash Flows.
Contract liabilities relate to advance consideration received from customers for which revenue has not been recognized. Current contract liabilities are recorded in accrued expenses in the Consolidated Balance Sheets. Non-current contract liabilities are recorded in other non-current liabilities in the Consolidated Balance Sheets. Contract liabilities are reduced when the associated revenue from the contract is recognized.
The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

	Jan 3, 2026	Dec 28, 2024
Contract assets	$57,039	$59,864
Contract liabilities	168,381	113,735
Non-current contract liabilities	20,987	19,930
During fiscal 2025, the company reclassified $40.6 million to accounts receivable which was included in the contract asset balance at the beginning of the period and recognized revenue of $86.8 million which was included in the contract liability balance at the beginning of the period. Additions to contract liabilities were $126.9 million during fiscal 2025, inclusive of

$20.5 million related to companies acquired during fiscal 2025. Substantially all of the company's outstanding performance obligations will be satisfied within 12 to 36 months. There were no contract asset impairments during fiscal 2025.
(5)FINANCING ARRANGEMENTS
The following table provides information about the company's financing arrangements (in thousands):

	Jan 3, 2026	Dec 28, 2024
Senior secured revolving credit line	$698,500	$—
Term loan facility	805,097	928,542
Delayed draw term loan facility	637,135	712,500
Convertible senior notes	—	745,074
Foreign loans	32,270	8,489
Other debt arrangement	—	462
Total debt	2,173,002	2,395,067
Less: Current maturities of long-term debt	44,420	43,949
Long-term debt	$2,128,582	$2,351,118
Credit Facility
On October 21, 2021, the company entered into an amended and restated five-year, $4.5 billion multi-currency senior secured credit agreement (the "Credit Facility") that amended and restated the company's pre-existing $3.1 billion credit facility. The Credit Facility initially consisted of (i) a $1.0 billion term loan facility, (ii) a $750 million delayed draw term loan facility, and (iii) a $2.75 billion multi-currency revolving credit facility, with the potential under certain circumstances, to increase the amount of the Credit Facility by the greater of $625 million (increased to $850 million as part of the August 19, 2025 Credit Facility amendment, as described below) and 100% of consolidated EBITDA for the most recently ended period of four consecutive fiscal quarters (plus additional amounts, subject to compliance with a senior secured net leverage ratio), either by increasing the revolving commitment or by adding one or more revolver or term loan tranches.
On August 11, 2022, the company borrowed $750 million against the delayed draw term facility as provided under the Credit Facility. The funds were used to reduce outstanding borrowings under the revolver.
On August 19, 2025, the company and its lenders entered into an agreement to amend the Credit Facility which, among other things, extended the maturity date of the Credit Facility and made certain changes that, subject to the satisfaction of specified conditions, give the company and its subsidiaries the ability to consummate the company’s previously announced plan to separate its Food Processing business through a spin-off of the Food Processing business, under which the stock of Food Processing, as a new independent publicly traded company, will be distributed to the company's shareholders. The company also repaid approximately $93 million and approximately $53 million of the outstanding principal of the term loan facility and delayed draw term loan facility, respectively, and the overall borrowing capacity of the multi-currency revolving credit facility was reduced to approximately $2.4 billion as part of the amendment. There were no changes to borrowing rates or financial covenants as part of the amendment.
The Credit Facility matures on April 28, 2028, with the potential to extend the maturity date in one-year increments with the consent of the extending lenders. The term facility will amortize in equal quarterly installments due on the last day of each fiscal quarter, commencing with the first full fiscal quarter after October 21, 2021, in an aggregate amount equal to 2.50% of the original aggregate principal amount of the term loan facility, with the balance, plus any accrued interest, due and payable on April 28, 2028. The delayed draw term loan facility will amortize in quarterly installments due on the last day of each fiscal quarter, and commenced on December 31, 2022, in an amount equal to 0.625% of the principal amount of such borrowing, with the balance, plus any accrued interest, due and payable on April 28, 2028. Fees associated with the amendment of the term loan facilities are recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheets and amortized to interest expense over the term of the Credit Facility.
As of January 3, 2026, the company had $2.1 billion of borrowings outstanding under the Credit Facility, including $807.3 million outstanding under the term loan ($805.1 million, net of unamortized issuance fees) and $637.1 million outstanding under the delayed draw term loan. The company also had $4.5 million in outstanding letters of credit as of January 3, 2026, which reduces the borrowing availability under the Credit Facility. Remaining borrowing capacity under this facility was $1.7 billion at January 3, 2026.
At January 3, 2026, borrowings under the Credit Facility accrued interest at a rate of 1.375% above the daily simple or term Secured Overnight Financing Rate (“SOFR”) per annum or 0.375% above the highest of the prime rate, the federal funds rate plus 0.50% and one month Term SOFR plus 1.00%. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. As of January 3, 2026, borrowings under the Credit Facility accrued interest at a minimum of 1.375% above SOFR and the variable unused commitment fee will be at a minimum of 0.20%. Borrowings under the Credit Facility accrue interest at a minimum of 1.375% above the daily simple SOFR or term SOFR for the applicable interest period (each of which includes a spread adjustment of 0.10%). The average interest rate per annum, inclusive of hedging instruments, on the debt under the Credit Facility was equal to 4.68% at the end of the period and the variable commitment fee was equal to 0.20% per annum as of January 3, 2026.
The term loan and delayed draw term loan facilities had an average interest rate per annum, inclusive of hedging instruments, of 4.41% as of January 3, 2026.
On October 23, 2025, a foreign subsidiary of the Food Processing Equipment Group entered into a term loan with an initial principal amount of €20.0 million, which matures on September 30, 2035 and will be repaid in equal quarterly installments beginning in the first quarter of 2026. In addition, the company has other international credit facilities to fund working capital needs outside the United States. At January 3, 2026, these foreign loans amounted to $32.3 million in U.S. Dollars with a weighted average per annum interest rate of approximately 2.72%.
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

	Jan 3, 2026		Dec 28, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt excluding convertible senior notes	$2,173,002	$2,175,192	$1,649,994	$1,652,702
The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At January 3, 2026, the company had outstanding floating-to-fixed interest rate swaps totaling $155.0 million notional amount carrying an average interest rate of 1.11% maturing in less than 12 months and $315.0 million notional amount carrying an average interest rate of 1.28% that mature in more than 12 months but less than 26 months.
The terms of the Credit Facility, as amended, limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and requires, among other things, the company to satisfy certain financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Credit Facility) of 3.00 to 1.00, (ii) a maximum Secured Leverage Ratio (as defined in the Credit Facility) of Funded Debt less Unrestricted Cash to Pro Forma EBITDA (each as defined in the Credit Facility) of 3.75 to 1.00, which may be adjusted to 4.25 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Credit Facility. The Credit Facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material foreign and domestic subsidiaries. The Credit Facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. At January 3, 2026, the company was in compliance with all covenants pursuant to its borrowing agreements.
The aggregate amount of debt payable during each of the next five years is as follows (in thousands):

2026	$44,420
2027	44,041
2028	2,063,576
2029	3,204
2030 and thereafter	17,761
$2,173,002

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
All of the Convertible Notes were converted ahead of the Convertible Notes maturing on September 1, 2025. The company settled the principal amount in cash and the excess conversion value by delivering 493,917 shares of its common stock. The shares of common stock delivered to settle the excess conversion value of the Convertible Notes were offset by shares received under the Capped Call Transactions described below.
The following table summarizes the outstanding principal amount and carrying value of the Convertible Notes (in thousands):

Dec 28, 2024
Principal	$747,499
Unamortized issuance costs	(2,425)
Net carrying amount	$745,074
The following table summarizes total interest expense recognized related to the Convertible Notes (in thousands):

	2025	2024	2023
Contractual interest expense	$5,046	$7,433	$7,454
Interest cost related to amortization of debt issuance costs	2,425	3,573	3,583
Total interest expense	$7,471	$11,006	$11,037
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
(6)COMMON AND PREFERRED STOCK
(a)Shares Authorized
At January 3, 2026 and December 28, 2024, the company had 95,000,000 authorized shares of common stock and 2,000,000 authorized shares of non-voting preferred stock.
(b)Treasury Stock
In November 2017, the company's Board of Directors approved a stock repurchase program authorizing the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. In May 2022, July 2024 and May 2025, the company's Board of Directors approved the company to repurchase an additional 2,500,000, 2,500,000, and 7,500,000 shares of its outstanding common stock under the current program. During 2024, the company repurchased 117,526 shares of its common stock under the program for $16.4 million, including applicable commissions, which represented an average price of $139.39. During 2025, the company repurchased 4,911,050 shares of its common stock under the program for $709.6 million, including applicable commissions, which represented an average price of $144.50. As of January 3, 2026, 8,144,940 shares had been purchased under the 2017 stock repurchase program and 6,855,060 remain authorized for repurchase.

The company also treats shares withheld for tax purposes on behalf of employees in connection with the vesting of restricted share grants as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. During 2024, the company repurchased 118,171 shares of its common stock that were surrendered to the company for withholding taxes related to restricted stock vestings for $18.3 million. During 2025, the company repurchased 83,889 shares of its common stock that were surrendered to the company for withholding taxes related to restricted stock vestings for $14.0 million.
(c)Share-Based Awards
The company maintains an incentive plan under which the company's Board of Directors grants share-based awards to key employees. On May 10, 2021, the 2021 Stock Incentive Plan (the "2021 Plan") was approved, which included a maximum amount of 1,350,000 shares allowed to be awarded plus the shares remaining for future grants under the 2011 Stock Incentive Plan (the "2011 Plan") as of the approval date and any shares outstanding that are subsequently forfeited or expired. Thus, no further shares are available to grant under the 2011 Plan and the maximum amount of shares available for future grants under the 2021 Plan as of January 3, 2026 is 292,453.
Non-cash share-based compensation of $13.5 million, $31.9 million and $45.2 million was recognized for fiscal 2025, 2024 and 2023, respectively, associated with restricted share grants and restricted stock units. The company recorded a related tax benefit of $0.7 million, $0.1 million and $0.8 million in fiscal 2025, 2024 and 2023, respectively.
Restricted share grants
The company has issued restricted share grant awards, which are generally time and performance based and were not subject to market conditions. The fair value of restricted share grants represents the closing share price of the company's stock as of the date of the grant and is recognized over the vesting period of the awards. The weighted average grant date fair value was $136.13 per share for restricted share grants in fiscal 2023 which represents the closing share price of the company’s stock as of the date of grant. The approximate fair value of restricted shares vested were $0.3 million and $0.6 million for fiscal 2024 and 2023, respectively.
As of December 28, 2024, all compensation cost related to nonvested restricted share grant compensation arrangements were recognized and there are no additional nonvested shares.
Restricted stock units
During 2020, the company began granting restricted stock units, which entitle the holder to shares of common stock subject to time vesting and the achievement of certain market and performance goals. The fair value for time-based units are valued at the closing share price of the company’s stock as of the date of the grant and the fair value for performance units are based upon valuations using the Monte Carlo Methodology. Compensation expense is recognized over the performance measurement period of the units in accordance with ASC 718 Stock Compensation for awards with market and performance vesting conditions. The company accounts for forfeitures as they occur.
Time vesting units vest equally over two or three years and performance units vest based on achievement of certain company performance criteria over the two or three year period, as set forth in the grant agreement ranging from 0 to 200% of the target shares granted. The weighted average grant date fair value was $164.28, $132.38 and $147.13 per share for restricted stock units in fiscal 2025, 2024 and 2023, respectively. The approximate fair value of restricted stock units vested were $31.9 million for fiscal 2025.
A summary of the company’s nonvested restricted stock unit activity at target shares and their corresponding fair value on the date of grant for fiscal year ended January 3, 2026 is as follows:

	Units	Weighted Average Grant-Date Fair Value
Nonvested shares at December 28, 2024	697,678	149.80
Granted	265,066	164.28
Vested	(222,738)	146.90
Forfeited	(7,803)	140.38
Nonvested shares at January 3, 2026	732,203	156.02
As of January 3, 2026, there was $64.2 million of total unrecognized compensation cost related to nonvested restricted stock unit compensation arrangements, if all performance conditions are achieved as estimated. The remaining weighted average life is 1.9 years.

(7)INCOME TAXES
Earnings before taxes is summarized as follows (in thousands):

	2025	2024	2023
Domestic	$348,790	$401,306	$392,467
Foreign	133,485	164,791	143,613
Total	$482,275	$566,097	$536,080
The provision for income taxes is summarized as follows (in thousands):

	2025	2024	2023
Federal	$65,938	$81,633	$72,579
State and local	17,284	21,969	22,913
Foreign	31,786	41,517	27,584
Total	$115,008	$145,119	$123,076

Current	$44,864	$109,320	$122,634
Deferred	70,144	35,799	442
Total	$115,008	$145,119	$123,076
The reconciliation of the differences between income taxes computed at the federal statutory rate to the effective rate were as follows (dollars in thousands):

	2025
	$	%
Provision for income taxes at the U.S. federal statutory tax rate	$101,278	21.0%
State and local taxes, net of federal benefit(1)	13,654	2.8
Nontaxable or nondeductible items	3,779	0.8
Foreign tax effects:
UK	1,381	0.3
Italy	2,133	0.4
Other	2,531	0.5
Effect of change in tax laws or rates	—	—
Tax credits and incentives	(6,707)	(1.4)
Changes in valuation allowances	—	—
Changes in unrecognized tax benefits	317	0.1
Other items	(3,358)	(0.7)
Provision for income taxes and effective tax rate	$115,008	23.8%
(1)State taxes in Illinois, California, Texas and Tennessee made up the majority of this category.

The reconciliation of the differences between income taxes computed at the federal statutory rate to the effective rate were as follows for fiscal 2024 and 2023:

	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%
State and local taxes, net of federal benefit	3.1	3.4
Nontaxable or nondeductible items	0.7	0.6
Foreign income taxes at rates other than U.S. federal statutory tax rate	1.6	0.2
Tax credits and incentives	(1.4)	(2.0)
Changes in valuation allowances	0.2	—
Changes in unrecognized tax benefits	(0.7)	0.3
Other items	1.1	(0.5)
Effective tax rate	25.6%	23.0%
A tax provision of $115.0 million, at an effective rate of 23.8%, was recorded for fiscal 2025 as compared to $145.1 million at an effective rate of 25.6%, in fiscal 2024. The effective rates in 2025 and 2024 were higher than the federal tax rate of 21.0% primarily due to state taxes and foreign tax rate differentials.
Cash taxes paid, net of refunds, by jurisdiction were as follows (in thousands):

2025
Federal	$26,249
State and local	5,680
Foreign:
Italy	13,852
UK	8,701
France	3,777
Germany	3,380
Other	17,471
Cash taxes paid, net of refunds	$79,110

The company's deferred tax assets and liabilities consisted of the following (in thousands):

	Jan 3, 2026	Dec 28, 2024
Deferred tax assets:
Compensation related	$21,219	$20,421
Inventory reserves	29,509	26,298
Accrued liabilities and reserves	36,493	20,989
Warranty reserves	19,681	18,384
Operating lease liability	24,822	17,182
Basis difference on affiliates	—	7,443
Capitalized R&D costs	21,854	42,722
Convertible debt	—	6,502
Net operating loss carryforwards	7,378	7,082
Other	21,880	26,194
Gross deferred tax assets	182,836	193,217
Valuation allowance	(8,314)	(9,178)
Deferred tax assets	$174,522	$184,039

Deferred tax liabilities:
Intangible assets	$(212,054)	$(221,982)
Depreciable assets	(32,529)	(30,046)
Interest rate swaps	(2,874)	(7,587)
Operating lease right-of-use assets	(23,693)	(16,677)
Pension and post-retirement benefits	(24,482)	(20,818)
Other	(27,404)	(31,862)
Deferred tax liabilities	$(323,036)	$(328,972)

Net deferred tax liabilities	$(148,514)	$(144,933)

Long-term deferred asset	$8,209	$6,281
Long-term deferred liability	(156,723)	(151,214)
Net deferred tax liabilities	$(148,514)	$(144,933)
The company has recorded tax reserves on undistributed foreign earnings not permanently reinvested of $10.3 million and $15.0 million at January 3, 2026 and December 28, 2024, respectively. No further provisions were made for income taxes that may result from future remittances of undistributed earnings of foreign subsidiaries that are determined to be permanently reinvested.
The company has a deferred tax asset on net operating loss carryforwards totaling $7.4 million as of January 3, 2026. These net operating losses are available to reduce future taxable earnings of certain domestic and foreign subsidiaries. United States federal loss carryforwards total $8.4 million of which $2.4 million will expire through 2036 and $6.0 million have no expiration date. State loss carryforwards total $11.4 million and expire through 2039 and international loss carryforwards total $18.6 million that can be carried forward indefinitely. Of these carryforwards, $6.0 million are subject to full valuation allowance.
As of January 3, 2026, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $30.1 million (of which $30.1 million would impact the effective tax rate if recognized) plus approximately $10.6 million of accrued interest and $7.1 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Interest recognized in fiscal years 2025, 2024 and 2023 was $0.6 million, $0.6 million and $1.4 million, respectively. Penalties recognized in fiscal years 2025, 2024 and 2023 were $0.4 million, $(0.3) million and nil, respectively.

The following table summarizes the activity related to the unrecognized tax benefits for the fiscal years ended December 30, 2023, December 28, 2024 and January 3, 2026 (in thousands):

Balance at December 30, 2023	$33,922
Increases to current year tax positions	3,689
Settlements	(639)
Lapse of statute of limitations	(7,421)
Balance at December 28, 2024	$29,551
Increases to current year tax positions	3,542
Lapse of statute of limitations	(3,023)
Balance as of January 3, 2026	$30,070
The company believes that it is reasonably possible that $5.3 million of its remaining unrecognized tax benefits may be recognized by the end of 2026 as a result of settlements with taxing authorities or lapses of statutes of limitations.
In the normal course of business, income tax authorities in various income tax jurisdictions both in the United States and internationally conduct routine audits of our income tax returns filed in prior years. These audits are generally designed to determine if individual income tax authorities are in agreement with our interpretations of complex tax regulations regarding the allocation of income to the various income tax jurisdictions. Income tax years are open from 2022 through the current year for the United States federal jurisdiction. Income tax years open for our other major jurisdictions range from 2017 through the current year. Although the company believes its tax returns are correct, the final determination of tax examinations may be different than what was reported on the tax returns. In the opinion of management, adequate tax provisions have been made for the years subject to examination.
(8)FINANCIAL INSTRUMENTS
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
Foreign Exchange
The company periodically enters into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. The notional amount of foreign currency contracts outstanding was $120.9 million and $239.3 million as of January 3, 2026 and December 28, 2024, respectively. The fair value of these forward contracts was an unrealized loss of $0.8 million at the end of the year.
Interest Rate
The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. Prior to July 1, 2023, the company amended the Credit Facility and the existing interest rate swap agreements to transition the interest reference rate from one-month LIBOR to one-month SOFR. The amendment was entered into because the LIBOR rate historically used was no longer published after June 30, 2023. The company utilized expedients within ASC 848 to conclude that this amendment should be treated as a non-substantial modification of the existing contract, resulting in no impact to the company's Consolidated Financial Statements. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. The fair value of these instruments was an asset of $11.2 million and $30.0 million as of January 3, 2026 and December 28, 2024, respectively. The change in fair value of these swap agreements in 2025 was a loss of $14.3 million, net of taxes.
The following summarizes the fair value of interest rate swaps (in thousands):

Consolidated Balance Sheets Location	Jan 3, 2026	Dec 28, 2024
Prepaid expenses and other	$1,516	$1,986
Other assets	9,714	27,966

The following summarizes the impact on earnings from interest rate swaps (in thousands):

	Location	2025	2024	2023
Amount of (loss)/gain recognized in other comprehensive income	Other comprehensive income/(loss)	$(2,007)	$14,377	$10,015
Gain reclassified from accumulated other comprehensive income (effective portion)	Interest expense and deferred financing amortization, net	16,715	27,204	32,221
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
(9)LEASE COMMITMENTS
At the commencement date of a lease, the company recognizes a liability to make lease payments and an asset representing the right to use the underlying asset during the lease term. The lease liability is measured at the present value of lease payments over the lease term, including variable lease payments that are determined to be probable. The lease liability includes lease component fees, while non-lease component fees are expensed as incurred for all asset classes. The company includes options to extend or terminate a lease in the lease term when it is reasonably certain that we will exercise that option. When a contract excludes an implicit rate, the company utilizes an incremental borrowing rate based on information available at the lease commencement date including lease term and geographic region. The initial valuation of the right-of-use (“ROU”) asset includes the initial measurement of the lease liability, lease payments made in advance of the lease commencement date and initial direct costs incurred by the company and excludes lease incentives.
Leases with an initial term of 12 months or less are classified as short-term leases and are not recorded on the Consolidated Balance Sheets. The lease expense for short-term leases is recognized on a straight-line basis over the lease term.
The company leases warehouse space, office facilities and equipment under operating leases. The company had operating lease costs of $27.7 million, $26.2 million and $24.5 million in fiscal 2025, 2024 and 2023 respectively, including short-term lease expense and variable lease costs, which were not material.
The following table provides information about the company's operating leases (in thousands):

	Jan 3, 2026	Dec 28, 2024
Operating lease right-of-use assets:
Other assets	$109,942	$82,377

Operating lease liabilities:
Accrued expenses	19,522	17,829
Other non-current liabilities	94,257	67,478
Total operating lease liabilities	$113,779	$85,307
Future operating lease payments for each of the next five years is as follows (in thousands):

2026	$24,010
2027	21,185
2028	18,739
2029	16,035
2030	12,339
2031 and thereafter	41,289
Total future lease commitments	133,597
Less: Imputed interest	19,818
Present value of operating lease liabilities	$113,779

Other information related to the company's operating leases is as follows (dollars in thousands):

	2025	2024	2023
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities: Operating cash flows for operating leases	$23,792	$21,328	$20,175
Right-of-use assets obtained in exchange for lease obligations	20,608	15,958	10,623

	Jan 3, 2026	Dec 28, 2024
Weighted-average remaining lease term	7.1 years	6.2 years
Weighted-average discount rate	4.5%	4.1%
(10)SEGMENT INFORMATION
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
In accordance with ASC 280-10, Segment Reporting, the company operates in two reportable operating segments defined by management reporting structure and operating activities. The company’s reportable segments are:
(i)Commercial Foodservice Equipment Group: Manufactures, sells, and distributes foodservice equipment for the restaurant and institutional kitchen industry
(ii)Food Processing Equipment Group: Manufactures preparation, cooking, packaging food handling and food safety equipment for the food processing industry
Adjusted EBITDA is the profitability metric reported to the CODM for purposes of making decisions about allocation of resources to each segment and assessing performance of each segment. The company defines Adjusted EBITDA as operating income less depreciation, intangible amortization, restructuring, acquisition related adjustments, impairments, stock compensation and other non-recurring items which management considers to be outside core operating results. The CODM reviews this metric regularly to compare the profitability of segments, identify trends, and evaluate which segments require additional resources or strategic adjustments. The CODM uses Adjusted EBITDA to support the allocation of resources predominantly in the annual budget and forecasting process. The company believes that investors find this measure useful in comparing our operating performance to that of other companies in our industry because this measure generally illustrates the underlying performance of the business.
Management believes that inter-segment sales are made at established arm's length transfer prices. All inter-segment transactions are eliminated and values are presented net of eliminations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following table summarizes the results of operations for the company’s business segments(1) (in thousands):

	Commercial Foodservice	Food Processing	Corporate and Other(2)	Total
2025
Net sales	$2,351,047	$850,155	$—	$3,201,202
Cost of sales	1,406,926	541,281	1,080	1,949,287
Other segment items(3)	317,439	137,350	77,636	532,425
Segment adjusted EBITDA(5)	626,682	171,524	(78,716)	719,490
Depreciation expense(6)	28,357	12,755	2,630	43,742
Amortization expense(7)	43,557	11,698	6,308	61,563
Net capital expenditures	28,476	41,449	804	70,729
Total assets	3,569,952	1,438,433	1,306,781	6,315,166
Long-lived assets(8)	365,990	189,130	156,562	711,682

2024
Net sales	$2,380,384	$769,855	$—	$3,150,239
Cost of sales	1,436,836	464,424	(2,840)	1,898,420
Other segment items(3,4)	289,093	108,627	62,197	459,917
Segment adjusted EBITDA(5)	654,455	196,804	(59,357)	791,902
Depreciation expense(6)	27,794	10,213	1,755	39,762
Amortization expense(7)	49,133	8,091	7,127	64,351
Net capital expenditures	23,034	12,822	834	36,690
Total assets	3,603,768	1,196,649	2,482,734	7,283,151
Long-lived assets(8)	333,385	139,798	1,635,863	2,109,046

2023
Net sales	$2,485,317	$756,773	$—	$3,242,090
Cost of sales	1,488,685	468,474	853	1,958,012
Other segment items(3)	305,010	101,014	74,269	480,293
Segment adjusted EBITDA(5)	691,622	187,285	(75,122)	803,785
Depreciation expense(6)	26,615	8,659	1,507	36,781
Amortization expense(7)	56,168	9,831	7,137	73,136
Net capital expenditures	37,940	16,332	4,902	59,174
Total assets	3,697,258	1,067,968	2,141,465	6,906,691
Long-lived assets(8)	338,438	104,837	1,654,073	2,097,348
(1)Non-operating expenses are not allocated to the reportable segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.
(2)Includes corporate and other general company assets and operations and assets held for sale - discontinued operations.
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
(8)Long-lived assets consist of property, plant and equipment, long-term deferred tax assets, pension benefit assets, other assets and non-current assets held for sale - discontinued operations.

A reconciliation of Adjusted EBITDA to net earnings from continuing operations is as follows (in thousands):

	2025	2024	2023
Adjusted EBITDA	$719,490	$791,902	$803,785
Less: Other segment operating expenses(1)	144,599	147,779	151,358
Income from continuing operations	574,891	644,123	652,427
Interest expense and deferred financing amortization, net	93,828	93,356	121,129
Net periodic pension benefit (other than service cost & curtailment)	(6,294)	(14,872)	(9,040)
Other expense/(income), net	5,082	(458)	4,258
Earnings from continuing operations before income taxes	482,275	566,097	536,080
Provision for income taxes	115,008	145,119	123,076
Net earnings from continuing operations	$367,267	$420,978	$413,004
(1)Consists of the impact of depreciation, intangible amortization, restructuring, impairments, stock compensation and other items that neither relate to the ordinary course of the company’s business nor reflect the company’s underlying business performance.
Geographic Information
Long-lived assets, excluding goodwill and other intangibles, is as follows (in thousands):

	Jan 3, 2026	Dec 28, 2024
United States and Canada	$407,979	$395,448

Asia	36,994	37,600
Europe and Middle East	254,687	184,933
Latin America	12,022	10,245
Total International	303,703	232,778

Total long-lived assets - continuing operations	711,682	628,226

Non-current assets held for sale - discontinued operations	—	1,480,820
Total long-lived assets	$711,682	$2,109,046
(11)EMPLOYEE RETIREMENT PLANS
(a)Pension Plans
U.S. Plans
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
Non-U.S. Plans
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
The company maintains a defined benefit plan in the United Kingdom related to the Aga Rangemaster Group (the Aga Rangemaster Group Pension Scheme). Membership in the plan on a defined benefit basis was closed to new entrants in 2001.

The plan became open to new entrants on a defined contribution basis in 2002 but closed to new entrants during 2014. In December 2020, it was agreed that the Group Pension Scheme will be closed to future pension accruals effective April 5, 2021.
All pension plan assets are held in separate trust funds although the net defined benefit pension obligations are included in the company's Consolidated Balance Sheets.
A summary of the plans’ net periodic pension cost, benefit obligations, funded status, and net balance sheet position is as follows (dollars in thousands):

	2025		2024
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net Periodic Pension Cost/(Benefit):
Interest cost	$1,321	$47,206	$1,267	$43,330
Expected return on assets	(942)	(56,794)	(926)	(61,613)
Amortization of net loss	51	149	281	152
Amortization of prior service cost	—	2,715	—	2,637
Total net periodic pension cost/(benefit)	$430	$(6,724)	$622	$(15,494)

Change in Benefit Obligation:
Benefit obligation – beginning of year	$25,581	$855,777	$27,659	$976,187
Interest on benefit obligations	1,321	47,206	1,267	43,330
Actuarial (gain)/loss	289	(6,615)	(1,598)	(92,821)
Net benefit payments	(1,793)	(62,512)	(1,747)	(60,720)
Exchange effect	—	59,918	—	(10,199)
Benefit obligation – end of year	$25,398	$893,774	$25,581	$855,777

Change in Plan Assets:
Plan assets at fair value – beginning of year	$16,008	$946,168	$15,751	$1,013,914
Company contributions	1,186	(168)	1,244	(72)
Investment gain	2,368	50,235	760	4,660
Benefit payments and plan expenses	(1,793)	(62,512)	(1,747)	(60,720)
Exchange effect	—	66,495	—	(11,614)
Plan assets at fair value – end of year	$17,769	$1,000,218	$16,008	$946,168

Funded Status	$(7,629)	$106,444	$(9,573)	$90,391

Amounts recognized in balance sheet at year end:
Pension benefit assets/(accrued pension benefits)	$(7,629)	$106,444	$(9,573)	$90,391

	2025		2024
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Pre-tax components in accumulated other comprehensive loss at period end:
Net actuarial (gain)/loss	$(891)	$62,335	$297	$61,082

Pre-tax components recognized in other comprehensive income/(loss) for the period:
Current year actuarial (gain)/loss	$(1,136)	$688	$(1,432)	$(36,035)
Actuarial (loss)/gain recognized	(51)	788	(281)	(153)
Prior service cost recognized	—	(223)	—	(3,078)
Total amount recognized	$(1,187)	$1,253	$(1,713)	$(39,266)

Accumulated Benefit Obligation	$25,398	$893,774	$25,581	$855,777

Assumed discount rate	5.2%	5.6%	5.4%	5.5%
Expected return on assets	6.0%	5.9%	6.0%	5.9%
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
The assets of the plans were invested in the following classes of securities (none of which were securities of the company):

	Target Allocation	Percentage of Plan Assets
		2025	2024
U.S. Plans:
Equity	48.0%	52.5%	51.0%
Fixed income	40.0	32.7	38.8
Money market	4.0	5.8	2.2
Other (real estate investment trusts & commodities contracts)	8.0	9.0	8.0
Total	100.0%	100.0%	100.0%

Non-U.S. Plans:
Equity	16.8%	13.2%	7.3%
Fixed income	75.6	86.6	94.6
Alternatives/Other	5.6	(14.7)	(17.8)
Real Estate	2.0	8.9	9.9
Cash and cash equivalents	—	6.0	6.0
Total	100.0%	100.0%	100.0%

In accordance with ASC 820 Fair Value Measurements and Disclosures, the company has measured its defined benefit pension plans at fair value. In accordance with ASU 2015-04, "Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets", the company has elected to measure the pension plan assets and obligations as of the calendar month end closest to the fiscal year end. The following tables summarize the basis used to measure the pension plans’ assets at fair value, by asset category, as of January 3, 2026 and December 28, 2024 (in thousands):
U.S. Plans

	2025			2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Net Asset Value	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Net Asset Value
Short Term Investment Fund(1)	$1,024	$—	$1,024	$414	$—	$414

Equity Securities:
Large Cap	3,733	3,733	—	3,805	3,805	—
Mid Cap	345	345	—	402	402	—
Small Cap	473	473	—	393	393	—
International	4,783	4,783	—	3,622	3,622	—

Fixed Income:
Government/Corporate	4,666	4,666	—	4,528	4,528	—
High Yield	670	670	—	1,143	1,143	—
Other	465	465	—	484	484	—

Alternative:
Global Real Estate Investment Trust	858	858	—	926	926	—
Commodities Contracts	752	752	—	291	291	—

Total	$17,769	$16,745	$1,024	$16,008	$15,594	$414
(1)Represents collective short term investment fund, composed of high-grade money market instruments with short maturities.

Non-U.S. Plans

	2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Net Asset Value
Cash and cash equivalents	$60,836	$52,471	$—	$8,365
Equity Securities:
UK	461	—	—	461
International:
Developed	122,872	120,448	—	2,424
Emerging	11,869	11,495	—	374
Unquoted/Private Equity	1,899	—	—	1,899
Fixed Income:
Government/Corporate:
UK	347,970	844	343,826	3,300
International	271,944	91,036	163,642	17,266
Index Linked	249,717	1,615	248,062	40
Other	526	—	—	526
Real Estate:
Direct	86,237	—	86,237	—
Indirect	2,119	—	—	2,119
Leveraged Loans	31,984	—	—	31,984
Alternative/Other	(188,216)	18,472	(207,389)	701
Total	$1,000,218	$296,381	$634,378	$69,459

	2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Net Asset Value
Cash and cash equivalents	$64,080	$7,262	$45,734	$11,084
Equity Securities:
UK	2,535	—	—	2,535
International:
Developed	55,623	—	—	55,623
Emerging	13,187	—	—	13,187
Unquoted/Private Equity	2,304	—	—	2,304
Fixed Income:
Government/Corporate:
UK	517,581	805	9,388	507,388
International	93,888	—	63,482	30,406
Index Linked	300,098	1,480	—	298,618
Other	315	—	—	315
Real Estate:
Direct	92,388	—	92,388	—
Indirect	3,150	—	—	3,150
Leveraged Loans	28,292	—	—	28,292
Alternative/Other	(227,273)	—	613	(227,886)
Total	$946,168	$9,547	$211,605	$725,016
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
Estimated future benefit payments under the plans are as follows (in thousands):

	U.S. Plans	Non-U.S. Plans
2026	$1,946	$63,420
2027	1,952	63,956
2028	1,961	64,270
2029	1,975	63,900
2030 through 2035	11,229	379,391
The contributions expected to be made in 2026 are $0.5 million for the U.S. Plans and nil for the Non-U.S. Plans.
(b)Defined Contribution Plans
As of January 3, 2026, the company maintained two separate defined contribution 401(k) savings plans covering all employees in the United States. These two plans separately cover the union employees at the Elgin, Illinois facility and all other remaining union and non-union employees in the United States. The company also maintained defined contribution plans for its UK based employees.

(12)DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
As discussed in Note 1 to these Notes to the Consolidated Financial Statements, the Residential Kitchen Equipment Group’s financial results are reflected in the Consolidated Statements of Earnings and Consolidated Statements of Cash Flows as discontinued operations. The assets and liabilities of the Residential Kitchen Equipment Group have been reclassified and reported as assets and liabilities held for sale - discontinued operations in the Consolidated Balance Sheets.
Upon classification as held for sale during the fourth quarter of 2025, the company recognized a loss of $62.8 million within Earnings from discontinued operations, net of tax in the Consolidated Statements of Earnings to adjust the carrying value of the disposal group to fair value less cost to sell. The fair value of the disposal group was estimated using the expected sale price as negotiated with the third party buyer.
Upon classification as held for sale, the company also ceased depreciating and amortizing long-lived assets within the disposal group, which primarily included property, plant and equipment, intangible assets, and operating lease right-of-use assets.
The Residential Transaction was completed on February 2, 2026. Following the close of the Residential Transaction, the company owns a 49% non-controlling interest in a new standalone joint venture holding the business. The company received net cash proceeds of approximately $565 million and a $135 million promissory note from the joint venture, subject to future closing adjustments.
In addition to the retained equity interest, the company will have continuing involvement with the Residential Kitchen Equipment Group through various commercial arrangements, pursuant to which the company will provide certain engineering, manufacturing, distribution, and sales channel support to the joint venture on a transitional basis for initial periods of up to three years from the closing date of the transaction, with certain commercial arrangements automatically renewing for one-year terms until terminated. The company will also provide certain post-closing information technology, finance, tax, human resources, treasury, legal and supply chain services on a transitional basis for periods, generally up to 12 months from the closing date of the transaction (although certain services may be provided for up to 18 months from the closing date of the transaction if the joint venture exercises its extension option), under the terms of a transition services agreement.
Certain assets and liabilities that were previously associated with the Residential Kitchen Equipment Group were excluded from the scope of the Residential Transaction, including a defined benefit pension plan in the United Kingdom (the “Retained Plan”) and earnouts associated with several prior acquisitions.
The Retained Plan, which covers certain current and former employees of, and was previously sponsored by, a division within the Residential Kitchen Equipment Group, was not transferred to the joint venture. The Retained Plan is not included in assets held for sale - discontinued operations. The ongoing net periodic pension benefit, actuarial gains and losses, and other comprehensive income/(loss) related to the Retained Plan are reflected in the company’s results of continuing operations. The Retained Plan is included within Corporate and Other in the company's business segment results. See Note 10 to these Notes to the Consolidated Financial Statements for further information regarding the company’s business segment results.
Certain other immaterial defined benefit pension plans were included within the scope of the transaction and have been included within the results of discontinued operations. See Note 11 to these Notes to the Consolidated Financial Statements for further information regarding the company’s continuing operations pension plans, including the Retained Plan.

Financial Information
The following table summarizes the operating results of the Residential Kitchen Equipment Group as presented in Earnings from discontinued operations, net of tax in the Consolidated Statements of Earnings (in thousands):

	2025	2024	2023
Net sales	$733,305	$724,923	$794,515
Cost of sales	506,581	506,373	544,531
Gross profit	226,724	218,550	249,984
Selling, general, and administrative expenses	186,226	172,387	182,013
Restructuring expenses	8,982	5,936	9,402
Impairments	709,116	28,162	76,128
(Loss)/income from discontinued operations	(677,600)	12,065	(17,559)
Interest (income)/expense and deferred financing amortization, net(1)	(1,340)	(1,127)	(781)
Net periodic pension cost/(benefit) (other than service cost & curtailment)	81	(25)	(31)
Other expense/(income), net	3,244	1,994	(45)
Loss on classification as held for sale	62,750	—	—
(Loss)/earnings from discontinued operations before income taxes	(742,335)	11,223	(16,702)
(Benefit from)/provision for income taxes	(97,337)	3,768	(4,580)
(Loss)/earnings from discontinued operations, net of tax	$(644,998)	$7,455	$(12,122)
(1)Represents interest income directly associated with, not allocated to, the Residential Kitchen Equipment Group
The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations as presented in the Consolidated Balance Sheets (in thousands):

	Jan 3, 2026	Dec 28, 2024
ASSETS
Cash and cash equivalents	$22,208	$50,767
Accounts receivable, net	109,280	111,597
Inventories, net	199,534	185,623
Prepaid expenses and other	17,951	16,832
Prepaid taxes	—	8
Property, plant and equipment, net	150,561	141,282
Goodwill	229,964	773,976
Other intangibles, net	385,133	511,221
Pension benefits assets	1,150	816
Other assets	49,410	53,525
Valuation allowance - loss on classification as held for sale	(62,750)	—
Total assets held for sale - discontinued operations	$1,102,441	$1,845,647

LIABILITIES
Accounts payable	$53,151	$42,724
Accrued expenses	93,247	82,787
Long-term deferred tax liability	71,649	100,848
Other non-current liabilities	24,288	31,982
Total liabilities held for sale - discontinued operations	$242,335	$258,341
Impairments
During the third quarter of 2025, the company identified an impairment indicator impacting the fair value of Residential Kitchen Equipment Group in connection with conducting a strategic review of its business portfolio, considering a broad range of strategic options. As a result, the company performed an interim quantitative intangible asset and goodwill impairment tests for the Residential Kitchen Equipment Group reporting unit as of September 27, 2025.
Based on the results of the quantitative tests of indefinite-lived trademarks and trade names, the company recorded a non-cash impairment charge of $131.8 million associated with several trademarks and trade names within the Residential Kitchen Equipment Group. The gross value of all indefinite-lived trademarks and trade names tested was approximately $473.0 million, including those which were impaired. The diminution in fair value for the trademarks and trade names was due to macroeconomic conditions such as high interest rates, international tariffs, challenging housing market conditions and higher carrying costs of inventory levels in the channel. This led to lower than expected revenue in the current year and corresponding reductions of future revenue due to lowered expectations for recovery in demand. The company estimated the fair value of trademarks and trade names using a relief from royalty method under the income approach. In performing the quantitative analyses on the trademarks and trade names, significant assumptions include revenue growth rates, assumed royalty rates and discount rates, which are considered level 3 inputs in the fair value hierarchy. The company believes the assumptions utilized within the quantitative analysis are reasonable and consistent with assumptions that would be used by other marketplace participants.
Based on the results of quantitative tests over amortized intangible assets, the company recorded an impairment charge of $3.5 million related to developed technology.
Based on the results of the goodwill impairment test, the company determined that the carrying amount of the Residential Kitchen Equipment Group reporting unit exceeded its estimated fair value and recorded a non-cash goodwill impairment charge of $572.6 million. The impairment was driven by a combination of factors, including macroeconomic conditions such as high interest rates, international tariffs, challenging housing market conditions and higher carrying costs of inventory levels in the channel, which led to lower than expected revenue in the current year and corresponding reductions of future revenue due to lowered expectations for recovery in demand.
At the time the interim impairment test was performed, the company estimated the fair value of the Residential Kitchen Equipment Group reporting unit by considering both a market approach and an income approach using a discounted cash flow model, which use level 3 inputs in the fair value hierarchy. For the income approach, key valuation inputs included revenue growth rates, EBITDA margins and discount rate, which are based on management’s estimates and assumptions believed to be reasonable and reflective of known market conditions as of the interim impairment test date.

(13)SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
As discussed in Notes 1 and 12 to these Notes to the Consolidated Financial Statements, the Residential Kitchen Equipment Group’s financial results are reflected in the Consolidated Statements of Earnings as discontinued operations in all periods presented. The following tables provide unaudited summarized quarterly financial information on the same basis (in thousands, except per share data):

	2025
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$730,623	$796,799	$807,355	$866,425
Gross profit	292,578	316,102	307,015	336,220

Net earnings from continuing operations	85,063	101,666	94,452	86,086
Net earnings/(loss) from discontinued operations	7,289	4,290	(607,430)	(49,147)
Net earnings/(loss)	$92,352	$105,956	$(512,978)	$36,939

Net earnings/(loss) per share:
Basic from continuing operations	$1.59	$1.93	$1.87	$1.73
Basic from discontinued operations	0.14	0.08	(12.02)	(0.99)
Basic earnings/(loss) per share	$1.72	$2.01	$(10.15)	$0.74

Diluted from continuing operations	$1.56	$1.91	$1.86	$1.72
Diluted from discontinued operations	0.13	0.08	(11.93)	(0.98)
Diluted earnings/(loss) per share	$1.69	$1.99	$(10.08)	$0.74

Weighted average number of shares
Basic	53,594	52,616	50,521	49,888
Dilutive common stock equivalents	1,027	538	386	144
Diluted	54,621	53,154	50,907	50,032

	2024
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$753,027	$798,783	$769,591	$828,838
Gross Profit	295,200	322,642	302,636	331,341

Net earnings from continuing operations	85,293	110,327	107,520	117,838
Net earnings/(loss) from discontinued operations	1,275	5,068	6,646	(5,534)
Net earnings	$86,568	$115,395	$114,166	$112,304

Net earnings/(loss) per share:
Basic from continuing operations	$1.59	$2.05	$2.00	$2.19
Basic from discontinued operations	0.02	0.09	0.12	(0.10)
Basic earnings per share	$1.61	$2.15	$2.12	$2.09

Diluted from continuing operations	$1.57	$2.04	$1.99	$2.17
Diluted from discontinued operations	0.02	0.09	0.12	(0.10)
Diluted earnings per share	$1.59	$2.13	$2.11	$2.07

Weighted average number of shares
Basic	53,654	53,765	53,770	53,764
Dilutive common stock equivalents	740	307	267	570
Diluted	54,394	54,072	54,037	54,334

THE MIDDLEBY CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED JANUARY 3, 2026, DECEMBER 28, 2024 AND DECEMBER 30, 2023
(amounts in thousands)

	Balance Beginning of Period	Additions/(Recoveries) Charged to Expense	Other Adjustments(1)	Write-Offs During the Period	Balance at End of Period
Allowance for Credit Losses - Accounts Receivable
2025	$21,442	$4,164	$1,506	$(2,111)	$25,001
2024	21,755	2,956	5	(3,274)	21,442
2023	18,271	5,734	397	(2,647)	21,755
(1)Amounts consist primarily of allowances assumed from acquired companies.

	Balance Beginning of Period	Additions/(Recoveries) Charged to Expense	Write-Offs During the Period	Balance at End of Period
Valuation Allowance - Deferred Tax Assets
2025	$9,178	$(864)	$—	$8,314
2024	8,205	973	—	9,178
2023	8,305	(100)	—	8,205

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
The company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as of January 3, 2026. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
Changes in Internal Control Over Financial Reporting
During the quarter ended January 3, 2026, there have been no changes in the company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Our assessment of the internal control structure excluded Frigomeccanica S.p.A. (acquired July 31, 2025) and OKA-Spezialmaschinenfabrik GmbH & Co. KG (acquired August 12, 2025).
These acquisitions constitute 1.2% and 1.4% of net and total assets, respectively, 0.7% of net sales and 1.0% of net loss of the Consolidated Financial Statements of the company as of and for the year ended January 3, 2026. These acquisitions are included in the Consolidated Financial Statements of the company as of and for the year ended January 3, 2026. Under guidelines established by the Securities Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired companies.
Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 3, 2026.
Ernst & Young LLP, independent registered public accounting firm, who audited and reported on the Consolidated Financial Statements of the company included in this report, has issued a report on the effectiveness of the company's internal control over financial reporting as of January 3, 2026.

Item 9B. Other Information
Insider Trading Arrangements
During the fiscal quarter ended January 3, 2026, none of our directors or officers subject to Section 16 of the Exchange Act adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
Item 10. Directors, Executive Officers and Corporate Governance
The company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers, employees and consultants, as well as the company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. A copy of our Policy on Insider Trading is filed with this Annual Report on Form 10-K as Exhibit 19.1.

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

PART IV
Item 15. Exhibits and Financial Statement Schedules
1.Financial Statements: The financial statements listed on Page 33 are provided in Item 8 of this Annual Report on Form 10-K
2.Financial Statement Schedule: The financial statement schedule listed on Page 33 is provided in Item 8 of this Annual Report on Form 10-K
3.Exhibits: The following exhibits are either filed with this report or incorporated by reference into this report:

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

10.2
Third Amendment to Eighth Amended and Restated Credit Agreement, dated as of August 19, 2025, among Middleby Marshall Inc., The Middleby Corporation, the Loan Parties named therein, the lenders named therein and Bank of America, N.A., as administrative agent for the lenders, incorporated by reference to the company’s Form 8-K Exhibit 10.1 filed on August 21, 2025.

10.3 *	2021 Long-Term Incentive Plan, incorporated by reference to Appendix A to the company’s definitive proxy statement filed with the Securities and Exchange Commission on March 31, 2021.
10.4 *
The Middleby Corporation Value Creation Incentive Plan, incorporated by reference to Appendix B to the company’s definitive proxy statement filed with the Securities and Exchange Commission on April 1, 2011.

10.5 *	Form of Restricted Stock Unit Award Agreement for The Middleby Corporation 2021 Long-Term Incentive Plan, incorporated by reference to the company's Form 10-K Exhibit 10.4, filed on February 26, 2025.
10.6 *
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors for The Middleby Corporation 2021 Long-Term Incentive Plan, incorporated by reference to the company's Form 10-K Exhibit 10.5, filed on February 26, 2025.

10.7 *
Employment Agreement, dated as of March 10, 2022, by and among The Middleby Corporation, Middleby Marshall Inc. and Timothy J. FitzGerald incorporated by reference to the company's Form 8-K Exhibit 10.1, filed on March 14, 2022.

10.8
Cooperation Agreement, dated February 24, 2025, by and among Garden Investment Management, L.P. and The Middleby Corporation incorporated by reference to the company's Form 8-K Exhibit 10.1, filed on February 25, 2025.

10.9 #
Partnership Interest Purchase Agreement, dated as of December 4, 2025, by and among Mosaic Merger Sub, Inc., Middleby Worldwide, Inc., Middleby Outdoor IP Holdings, Inc., RKG Group Partners LP, Rise Buyer LP, Rise Merger Sub LLC, and, solely for the purposes set forth therein, The Middleby Corporation.

19.1 #	Insider Trading Compliance Program
21.1	List of subsidiaries.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1 *	Clawback Policy, incorporated by reference to the company's Form 10-K Exhibit 97.1, filed on February 26, 2025.
101
The following financial statements from the company's Annual Report on Form 10-K for the year ended January 3, 2026, filed on March 4, 2026, formatted in Inline Extensive Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Designates management contract or compensation plan.
#	Filed herewith.
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2026.

THE MIDDLEBY CORPORATION

BY:	/s/ Bryan E. Mittelman
Bryan E. Mittelman
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 4, 2026.

Signatures	Title

PRINCIPAL EXECUTIVE OFFICER

/s/ Timothy J. FitzGerald	Chief Executive Officer and Director
Timothy J. FitzGerald

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

/s/ Bryan E. Mittelman	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Bryan E. Mittelman

DIRECTORS

/s/ Gordon O'Brien	Chairman of the Board, Director
Gordon O'Brien

/s/ Julie Bowerman	Director
Julie Bowerman

/s/ Sarah Palisi Chapin	Director
Sarah Palisi Chapin

/s/ Ed Garden	Director
Ed Garden

/s/ Christopher M. Hix	Director
Christopher M. Hix

/s/ Cathy L. McCarthy	Director
Cathy L. McCarthy

/s/ Robert Nerbonne	Director
Robert Nerbonne

/s/ Stephen R. Scherger	Director
Stephen R. Scherger

/s/ Tejas P. Shah	Director
Tejas P. Shah

/s/ Nassem Ziyad	Director
Nassem Ziyad