Form 10-Q
period 2026-04-04
MIDDLEBY Corp
filed 2026-05-14
CIK 769520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended April 4, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The number of shares outstanding of the Registrant’s class of common stock, as of May 11, 2026, was 45,214,496 shares.

THE MIDDLEBY CORPORATION
APRIL 4, 2026
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
Item 1.      Condensed Consolidated Financial Statements
THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(Unaudited)

	Apr 4, 2026	Jan 3, 2026
ASSETS
Current assets:
Cash and cash equivalents	$177,065	$222,239
Accounts receivable, net of allowances for credit losses of $25,192 and $25,001	608,028	573,039
Inventories, net	728,388	692,589
Prepaid expenses and other	97,786	111,176
Prepaid taxes	25,707	41,159
Current assets held for sale - discontinued operations	10,865	1,102,441
Total current assets	1,647,839	2,742,643
Property, plant and equipment, net of accumulated depreciation of $321,803 and $311,226	424,961	431,622
Goodwill	1,794,037	1,799,649
Other intangibles, net of amortization of $572,654 and $564,224	1,044,998	1,061,192
Long-term deferred tax assets	7,390	8,209
Pension benefits assets	107,799	106,444
Equity method investment	155,293	—
Note receivable	84,186	—
Other assets	155,484	165,407
Total assets	$5,421,987	$6,315,166

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$44,154	$44,420
Accounts payable	215,386	206,666
Accrued expenses	571,051	574,810
Current liabilities held for sale - discontinued operations	8,199	242,335
Total current liabilities	838,790	1,068,231
Long-term debt	1,829,866	2,128,582
Long-term deferred tax liability	195,323	156,723
Accrued pension benefits	7,467	7,629
Other non-current liabilities	175,610	177,772
Stockholders' equity:
Preferred stock, $0.01 par value; none issued	—	—
Common stock, $0.01 par value; 65,106,185 and 64,964,586 shares issued	153	153
Paid-in capital	611,017	602,765
Treasury stock, at cost; 18,483,628 and 16,041,990 shares	(2,110,057)	(1,735,281)
Retained earnings	4,000,383	4,050,456
Accumulated other comprehensive loss	(126,565)	(141,864)
Total stockholders' equity	2,374,931	2,776,229
Total liabilities and stockholders' equity	$5,421,987	$6,315,166
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	Apr 4, 2026	Mar 29, 2025
Net sales	$839,908	$730,623
Cost of sales	516,718	438,045
Gross profit	323,190	292,578
Selling, general and administrative expenses	188,297	161,809
Restructuring expenses	1,539	1,248
Income from continuing operations	133,354	129,521
Interest expense and deferred financing amortization, net	25,480	18,821
Net periodic pension benefit	(2,429)	(1,516)
Other (income)/expense, net	(2,621)	960
Earnings from continuing operations before income taxes	112,924	111,256
Provision for income taxes	27,640	26,193
Net earnings from continuing operations	85,284	85,063
(Loss)/earnings from discontinued operations, net of tax	(135,357)	7,289
Net (loss)/earnings	$(50,073)	$92,352

Net (loss)/earnings per share:
Basic from continuing operations	$1.81	$1.59
Basic from discontinued operations	(2.87)	0.14
Basic (loss)/earnings per share	$(1.06)	$1.72

Diluted from continuing operations	$1.81	$1.56
Diluted from discontinued operations	(2.87)	0.13
Diluted (loss)/earnings per share	$(1.06)	$1.69

Weighted average number of shares
Basic	47,232	53,594
Dilutive common stock equivalents	11	1,027
Diluted	47,243	54,621

Comprehensive (loss)/income	$(34,774)	$131,780
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(amounts in thousands)
(Unaudited)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance, January 3, 2026	$153	$602,765	$(1,735,281)	$4,050,456	$(141,864)	$2,776,229
Net loss	—	—	—	(50,073)	—	(50,073)
Currency translation adjustments	—	—	—	—	(12,349)	(12,349)
Change in unrecognized pension benefit costs, net of tax of $(106)	—	—	—	—	1,821	1,821
Unrealized loss on interest rate swap, net of tax of $(217)	—	—	—	—	(690)	(690)
Reclassification due to sale of Residential Kitchen Equipment Group	—	—	—	—	26,517	26,517
Stock compensation	—	8,252	—	—	—	8,252
Purchase of treasury stock	—	—	(374,776)	—	—	(374,776)
Balance, April 4, 2026	$153	$611,017	$(2,110,057)	$4,000,383	$(126,565)	$2,374,931

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance, December 28, 2024	$148	$520,177	$(940,691)	$4,328,187	$(269,390)	$3,638,431
Net earnings	—	—	—	92,352	—	92,352
Currency translation adjustments	—	—	—	—	46,829	46,829
Change in unrecognized pension benefit costs, net of tax of $270	—	—	—	—	(1,952)	(1,952)
Unrealized loss on interest rate swap, net of tax of $(1,701)	—	—	—	—	(5,449)	(5,449)
Stock compensation	—	2,488	—	—	—	2,488
Purchase of treasury stock	—	—	(42,778)	—	—	(42,778)
Balance, March 29, 2025	$148	$522,665	$(983,469)	$4,420,539	$(229,962)	$3,729,921
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	Three Months Ended
	Apr 4, 2026	Mar 29, 2025
Cash flows from operating activities:
Net (loss)/earnings	$(50,073)	$92,352
(Loss)/earnings from discontinued operations, net of tax	(135,357)	7,289
Earnings from continuing operations, net of tax	85,284	85,063
Adjustments to reconcile earnings from continuing operations, net of tax to net cash provided by operating activities - continuing operations:
Depreciation and amortization	25,469	26,350
Non-cash share-based compensation	10,074	2,288
Deferred income taxes	6,917	(8,338)
Net periodic pension benefit	(2,429)	(1,516)
Other non-cash items	631	25
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(38,323)	12,203
Inventories, net	(40,623)	(28,495)
Prepaid expenses and other assets	27,052	16,806
Accounts payable	10,565	17,969
Accrued expenses and other liabilities	3,195	14,929
Net cash provided by operating activities - continuing operations	87,812	137,284
Net cash (used in)/provided by operating activities - discontinued operations	(22,206)	3,850
Net cash provided by operating activities	65,606	141,134
Cash flows from investing activities:
Net additions to property, plant and equipment	(7,939)	(26,463)
Purchase of intangible assets	—	(1,114)
Proceeds from sale of 51% interest in Residential Kitchen Equipment Group, net of cash transferred	564,575	—
Acquisitions, net of cash acquired	(109)	9
Net cash provided by/(used in) investing activities - continuing operations	556,527	(27,568)
Net cash used in investing activities - discontinued operations	(1,577)	(7,269)
Net cash provided by/(used in) investing activities	554,950	(34,837)
Cash flows from financing activities:
Proceeds from Credit Facility	430,000	—
Repayments under Credit Facility	(727,782)	(10,938)
Repayments of foreign loans	(905)	(433)
Payments of deferred purchase price	(11,202)	(2,885)
Repurchase of treasury stock	(374,776)	(42,778)
Other, net	—	(57)
Net cash used in financing activities	(684,665)	(57,091)
Effect of exchange rates on cash and cash equivalents	(2,550)	6,404

Changes in cash and cash equivalents and cash and cash equivalents held for sale - discontinued operations:
Net (decrease)/increase	(66,659)	55,610
Balance at beginning of period	244,447	689,533
Balance at end of period	$177,788	$745,143

Non-cash investing and financing activities:
Non-cash consideration from sale of Residential Kitchen Equipment Group - Retained Investment	$150,847	$—
Non-cash consideration from sale of Residential Kitchen Equipment Group - Note Receivable	82,380	—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MIDDLEBY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 4, 2026
(Unaudited)
(1)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared by The Middleby Corporation (the "company" or “Middleby”), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the company's 2025 Form 10-K. The company’s interim results are not necessarily indicative of future full year results for the fiscal year 2026.
In the opinion of management, the financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the company as of April 4, 2026 and January 3, 2026, the results of operations for the three months ended April 4, 2026 and March 29, 2025, cash flows for the three months ended April 4, 2026 and March 29, 2025 and statement of stockholders' equity for the three months ended April 4, 2026 and March 29, 2025.
Discontinued Operations
On February 2, 2026, the company completed a transaction selling a 51% stake in its Residential Kitchen Equipment Group to an affiliate of 26North Partners LP (the “Residential Transaction”). Following the close of the Residential Transaction, the company owns a 49% non-controlling equity interest in Composition Brands, a new standalone entity holding the Residential Kitchen Equipment business ("Composition Brands"). The company received cash proceeds of $564.6 million, net of cash disposed and subject to future closing adjustments, and a promissory note payable by Composition Brands in the principal amount of $135.0 million, with an initial fair value of $82.4 million. The company's retained interest in Composition Brands had an initial fair value of $150.8 million.
The sale of the Residential Kitchen Equipment Group represents a strategic shift that will have a major effect on the company's operations and financial results. Due to this shift, the Residential Kitchen Equipment Group’s financial results are reflected in the Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows as discontinued operations through the date of deconsolidation. The assets and liabilities of the Residential Kitchen Equipment Group have been reclassified and reported as assets and liabilities held for sale - discontinued operations in the Condensed Consolidated Balance Sheets through the date of deconsolidation. These changes have been applied to all periods presented. Additionally, all of the Notes to the Condensed Consolidated Financial Statements have been retrospectively restated to only include the company's continuing operations, unless noted otherwise.
The Residential Kitchen Equipment Group, historically presented as a reportable segment, is no longer included in segment results. Certain prior year amounts within the company's segment reporting that were previously associated with the Residential Kitchen Equipment Group were excluded from the scope of the Residential Transaction and are now included within Corporate and Other. All prior period segment disclosures have been recast to reflect these changes. See Note 7 to these Notes to the Condensed Consolidated Financial Statements for further information regarding the company’s business segment results.
See Notes 4 and 9 to these Notes to the Condensed Consolidated Financial Statements for further information on the retained equity method investment and discontinued operations, respectively.
Proposed Separation Transaction
On February 25, 2025, the company announced its intent to separate its Food Processing business through a spin-off of the Food Processing business, under which the stock of Midera Food Processing, Inc. (the subsidiary of the company which will own and operate the company's Food Processing business), as a new independent publicly traded company, will be distributed to Middleby’s shareholders. As of the date hereof, Middleby is targeting July 6, 2026 for the completion of the separation, subject to certain customary conditions, including, among others, final approval by the company’s Board of Directors and the effectiveness of appropriate filings with the SEC. The spin-off of Midera Food Processing, Inc. is expected to be tax-free for U.S. federal income tax purposes. There can be no assurance that any separation transaction will ultimately occur or, if one does occur, of its terms or timing.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses. Significant estimates and assumptions are used for, but are not limited to, allowances for credit losses, reserves for excess and obsolete inventories, long-lived and intangible assets, equity method investments, note receivables, warranty reserves, insurance reserves, income tax reserves, non-cash share-based compensation and post-retirement obligations. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed in the notes herein.
(b)Inventories
Inventories consist of the following (in thousands):

	Apr 4, 2026	Jan 3, 2026
Raw materials and parts	$401,822	$404,119
Work-in-process	104,347	93,334
Finished goods	222,219	195,136
Inventories, net	$728,388	$692,589
(c)Goodwill and Other Intangibles
Goodwill
Changes in the carrying amount of goodwill for the three months ended April 4, 2026 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Total
Balance as of January 3, 2026	$1,297,332	$502,317	$1,799,649
Exchange effect and other	(1,996)	(3,616)	(5,612)
Balance as of April 4, 2026	$1,295,336	$498,701	$1,794,037
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
Other Intangibles
Intangible assets consist of the following (in thousands):

	April 4, 2026		January 3, 2026
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	$688,777	$(517,127)	$690,513	$(507,129)
Backlog	—	—	3,463	(3,068)
Developed technology	91,132	(55,527)	91,319	(54,027)
Total amortized intangible assets	$779,909	$(572,654)	$785,295	$(564,224)

Indefinite-lived assets:
Trademarks and trade names	$837,743		$840,121

The aggregate intangible amortization expense was $13.3 million and $14.2 million for the three month period ended April 4, 2026 and March 29, 2025, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Remainder of 2026	$36,567
2027	41,078
2028	34,838
2029	29,851
2030	25,715
Thereafter	39,206
$207,255
(d)Accrued Expenses
Accrued expenses consist of the following (in thousands):

	Apr 4, 2026	Jan 3, 2026
Contract liabilities	$177,712	$168,381
Accrued payroll and related expenses	127,557	110,621
Accrued warranty	78,593	79,512
Accrued customer rebates	35,213	56,585
Accrued short-term leases	21,135	19,522
Accrued sales and other tax	17,662	18,702
Accrued agent commission	17,096	17,686
Accrued contingent consideration	15,221	26,764
Accrued professional fees	12,836	18,112
Accrued product liability and workers compensation	10,108	9,700
Other accrued expenses	57,918	49,225
Accrued expenses	$571,051	$574,810
(e)Litigation Matters
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

(f)Other Comprehensive (Loss)/Income
Changes in accumulated other comprehensive loss(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Balance as of January 3, 2026	$(69,612)	$(80,363)	$8,111	$(141,864)
Other comprehensive (loss)/income before reclassification	(12,349)	1,309	2,064	(8,976)
Amounts reclassified from accumulated other comprehensive loss	23,647	3,382	(2,754)	24,275
Net current-period other comprehensive income/(loss)	11,298	4,691	(690)	15,299
Balance as of April 4, 2026	$(58,314)	$(75,672)	$7,421	$(126,565)

Balance as of December 28, 2024	$(213,255)	$(78,534)	$22,399	$(269,390)
Other comprehensive income/(loss) before reclassification	46,829	(2,464)	(788)	43,577
Amounts reclassified from accumulated other comprehensive loss	—	512	(4,661)	(4,149)
Net current-period other comprehensive income/(loss)	46,829	(1,952)	(5,449)	39,428
Balance as of March 29, 2025	$(166,426)	$(80,486)	$16,950	$(229,962)
(1)As of April 4, 2026, pension and unrealized loss on interest rate swap amounts, net of tax, were $15.9 million and $3.3 million, respectively. During the three months ended April 4, 2026, the adjustments to pension and unrealized loss on interest rate swap amounts, net of tax, were $(0.1) million and $(0.2) million, respectively. As of March 29, 2025, pension and unrealized gain on interest rate swap amounts, net of tax, were $14.1 million and $6.3 million, respectively. During the three months ended March 29, 2025, the adjustments to pension and unrealized gain on interest rate swap amounts, net of tax, were $0.3 million and $(1.7) million, respectively.
Components of other comprehensive (loss)/income were as follows (in thousands):

	Three Months Ended
	Apr 4, 2026	Mar 29, 2025
Net (loss)/earnings	$(50,073)	$92,352
Currency translation adjustment	(12,349)	46,829
Pension liability adjustment, net of tax	1,821	(1,952)
Unrealized loss on interest rate swaps, net of tax	(690)	(5,449)
Reclassification due to sale of Residential Kitchen Equipment Group	26,517	—
Comprehensive (loss)/income	$(34,774)	$131,780
(g)Fair Value Measures
Accounting Standards Codification ("ASC") 820 Fair Value Measurements and Disclosures defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into the following levels:
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

The company’s financial assets and liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of April 4, 2026
Financial Assets:
Note receivable	$—	$—	$84,186	$84,186
Interest rate swaps	—	10,322	—	10,322
Financial Liabilities:
Contingent consideration	—	—	21,015	21,015
Foreign exchange derivative contracts	—	220	—	220

As of January 3, 2026
Financial Assets:
Interest rate swaps	$—	$11,230	$—	$11,230
Financial Liabilities:
Contingent consideration	—	—	32,950	32,950
Foreign exchange derivative contracts	—	804	—	804
The note receivable was received in conjunction with the Residential Transaction. Changes in fair value associated with the note receivable are recognized in Other (income)/expense, net in the Condensed Consolidated Statements of Comprehensive Income. See Note 4 to these Notes to the Condensed Consolidated Financial Statements for further information regarding the note receivable.
The following table represents changes in the fair value of the note receivable (in thousands):

Balance as of January 3, 2026	$—
Receipt of note receivable at fair value	82,380
Changes in fair value	1,806
Balance as of April 4, 2026	$84,186
The contingent consideration as of April 4, 2026 and January 3, 2026 relates to earnout provisions recorded in conjunction with various purchase agreements.
Earnout provisions are classified within Level 3 in the fair value hierarchy, as the methodology used to estimate fair value includes significant unobservable inputs reflecting management’s own assumptions. The earnout provisions associated with these acquisitions are based upon performance measurements related to sales and EBITDA, as defined in the respective purchase agreements. On a quarterly basis, the company assesses the projected results for each of the acquisitions in comparison to the earnout targets and adjusts the liability accordingly. Discount rates for valuing contingent consideration are determined based on the company rates and specific acquisition risk considerations. Changes in fair value associated with the earnout provisions are recognized in Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income. The earnout liabilities are included in Accrued expenses and Other non-current liabilities in the Condensed Consolidated Balance Sheets.
The following table represents changes in the fair value of the contingent consideration liabilities (in thousands):

Balance as of January 3, 2026	$32,950
Payments of contingent consideration	(12,252)
Changes in fair value	317
Balance as of April 4, 2026	$21,015
(h)Warranty Costs
In the normal course of business, the company issues product warranties for specific product lines and provides for the estimated future warranty cost in the period in which the sale is recorded. The estimate of warranty cost is based on contract terms and historical warranty loss experience that is periodically adjusted for recent actual experience. Because warranty estimates are forecasts that are based on the best available information, claim costs may differ from amounts provided. Adjustments to initial obligations for warranties are made as changes in the obligations become reasonably estimable.

A rollforward of the warranty reserve is as follows (in thousands):

Balance as of January 3, 2026	$79,512
Warranty expense	18,749
Warranty claims	(19,668)
Balance as of April 4, 2026	$78,593
(i)Income Taxes
A tax provision of $27.6 million, at an effective rate of 24.5%, was recorded during the three month period ended April 4, 2026, as compared to a tax provision of $26.2 million at an effective rate of 23.5% in the prior year period. During the three month period ended April 4, 2026, the effective tax rate was higher than prior period due to an increase in non-deductible costs. The effective tax rate for the three month period ended April 4, 2026 was higher than the U.S. statutory tax rate of 21.0% primarily due to non-deductible expenses, state taxes and foreign rate differentials.
(j)Non-Cash Share-Based Compensation
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $10.1 million and $2.3 million for the three month period ended April 4, 2026 and March 29, 2025, respectively.
(k)Earnings Per Share
Basic earnings per share is calculated based upon the weighted average number of common shares actually outstanding, and diluted earnings per share is calculated based upon the weighted average number of common shares outstanding and other dilutive securities.
The company’s potentially dilutive securities consist of shares issuable upon vesting of restricted stock grants, computed using the treasury method, and amounted to 11,000 for the three months ended April 4, 2026. There were no potentially dilutive securities for the three months ended March 29, 2025.
For the three months ended March 29, 2025, the average market price of the company's common stock exceeded the exercise price of the Convertible Notes (as defined below) resulting in 1,027,000 diluted common stock equivalents to be included in the diluted net earnings per share.
(l)Common, Preferred and Treasury Stock
Shares Authorized
At April 4, 2026 and January 3, 2026, the company had 95,000,000 authorized shares of common stock and 2,000,000 authorized shares of non-voting preferred stock.
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
During three months ended April 4, 2026 and March 29, 2025, the company repurchased 2,385,405 and 192,048 shares of its common stock under the program for $365.9 million and $29.2 million, respectively. As of April 4, 2026, 10,530,345 shares had been purchased under the stock repurchase program and 4,469,655 shares remained authorized for repurchase.
The company also treats shares withheld for tax purposes on behalf of employees in connection with the vesting of restricted share grants as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. During the three months ended April 4, 2026 and March 29, 2025, the company repurchased 56,233 and 81,548 shares of its common stock that were surrendered to the company for withholding taxes related to restricted stock vestings for $8.9 million and $13.6 million, respectively.
(m)Condensed Consolidated Statements of Cash Flows
Cash paid for interest was $25.2 million and $24.7 million for the three months ended April 4, 2026 and March 29, 2025, respectively. Cash payments totaling $8.4 million and $6.1 million were made for income taxes for the three months ended April 4, 2026 and March 29, 2025, respectively.

(n)New Accounting Pronouncements
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
(2)ACQUISITIONS AND PURCHASE ACCOUNTING
The company accounts for all business combinations using the acquisition method to record a new cost basis for the assets acquired and liabilities assumed. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed has been recorded as goodwill in the financial statements. The company recognizes identifiable intangible assets, primarily trade names and customer relationships, at their fair value using a discounted cash flow model. The significant assumptions used to estimate the value of the intangible assets include revenue growth rates, projected profit margins, discount rates, royalty rates, and customer attrition rates. These significant assumptions are forward-looking and could be affected by future economic and market conditions. The results of operations are reflected in the Condensed Consolidated Financial Statements of the company from the dates of acquisition.
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
2026 Acquisitions
There were no acquisitions completed during the three month period ended April 4, 2026.
Pro Forma Financial Information
In accordance with ASC 805 Business Combinations, the following unaudited pro forma results of operations for the three months ended April 4, 2026 and March 29, 2025, assumes the 2025 acquisitions described above were completed on December 29, 2024 (first day of fiscal year 2025). The following pro forma results include adjustments to reflect amortization of intangibles associated with the acquisitions and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	Three Months Ended
	Apr 4, 2026	Mar 29, 2025
Net sales	$839,908	$739,101
Net earnings from continuing operations	86,141	82,112

Net earnings per share:
Basic from continuing operations	$1.82	$1.53
Diluted from continuing operations	1.82	1.50
Pro forma data may not be indicative of the results that would have been obtained had these acquisitions occurred at the beginning of the periods presented, nor is it intended to be a projection of future results. Additionally, the pro forma financial information does not reflect the costs which the company has incurred or may incur to integrate the acquired businesses.
(3)REVENUE RECOGNITION
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

The following table summarizes the company's net sales by reportable operating segment and geographical location (in thousands):

	Commercial Foodservice	Food Processing	Total
Three Months Ended April 4, 2026
United States and Canada	$448,280	$115,042	$563,322
Asia	46,727	10,870	57,597
Europe and Middle East	97,616	71,868	169,484
Latin America	22,913	26,592	49,505
Total	$615,536	$224,372	$839,908

Three Months Ended March 29, 2025
United States and Canada	$413,860	$93,163	$507,023
Asia	48,715	3,704	52,419
Europe and Middle East	82,051	54,688	136,739
Latin America	18,091	16,351	34,442
Total	$562,717	$167,906	$730,623
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
The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

	Apr 4, 2026	Jan 3, 2026
Contract assets	$40,565	$57,039
Contract liabilities	177,712	168,381
Non-current contract liabilities	21,068	20,987
During the three month period ended April 4, 2026, the company reclassified $17.7 million to receivables, which was included in the contract asset balance at the beginning of the period. During the three month period ended April 4, 2026, the company recognized revenue of $46.5 million, which was included in the contract liability balance at the beginning of the period. Additions to contract liabilities representing amounts billed to clients in excess of revenue recognized to date were $62.3 million during the three month period ended April 4, 2026.
Substantially all of the company's outstanding performance obligations will be satisfied within 12 to 36 months. There were no contract asset impairments during the three month period ended April 4, 2026.
(4)EQUITY METHOD INVESTMENT AND NOTE RECEIVABLE
As a result of the completion of the Residential Transaction on February 2, 2026, the company deconsolidated the Residential Kitchen Equipment Group and recognized a loss on disposal within discontinued operations. See Note 9 to these Notes to the Condensed Consolidated Financial Statements for further information on the company's discontinued operations. Following the closing, the company retained a 49% non-controlling equity interest in Composition Brands, which now holds the Residential Kitchen Equipment business. The company accounts for its investment in Composition Brands under the equity method of accounting in accordance with ASC 323 Investments—Equity Method and Joint Ventures.
The initial fair value of the company’s equity method investment of $150.8 million, as of February 2, 2026, was determined using an option pricing model under the income approach. Key inputs included the discount rate, expected volatility and time to liquidity. This one-time, non-recurring valuation is classified as Level 3 due to the use of significant unobservable inputs. In addition to the initial fair value, the company capitalized $4.4 million of eligible costs into the initial carrying value of the investment.
The company has elected to report its share of Composition Brands' results of operations on a one-quarter lag, consistent with the timing of financial information available from Composition Brands. Due to the reporting lag, the company has not recorded any share of Composition Brands' results during the quarter ended April 4, 2026.
Due to the presence of certain liquidation preferences and other investor rights in the limited partnership agreement, the company will utilize the Hypothetical Liquidation at Book Value (“HLBV”) method to determine its share of Composition Brands' earnings or losses. Under the HLBV method, the company will calculate its share of Composition Brands' earnings or losses for each reporting period based on the change in the amount the company would receive if Composition Brands were liquidated at book value at the beginning and end of the period, taking into account the capital structure of Composition Brands, including any liquidation and distribution preferences.
The HLBV method is considered the most appropriate means of reflecting the economic substance of the company’s investment in Composition Brands, given the existence of contractual terms that affect the allocation of profits and losses among investors.
In connection with the Residential Transaction, the company entered into various commercial arrangements, pursuant to which the company will provide certain engineering, manufacturing, distribution, and sales channel support to Composition Brands on a transitional basis for initial periods of up to three years from the closing date of the Residential Transaction, with certain commercial arrangements automatically renewing for one-year terms until terminated. The company will also provide certain post-closing information technology, finance, tax, human resources, treasury, legal and supply chain services on a transitional basis for periods, generally up to 12 months from the closing date of the Residential Transaction (although certain services may be provided for up to 18 months from the closing date of the transaction if Composition Brands exercises its extension option), under the terms of a transition services agreement. Income and expenses related to these agreements are recognized in accordance with the underlying contractual terms and were not considered material to the company’s Condensed Consolidated Financial Statements for the quarter ended April 4, 2026.
No distributions or dividends were received from Composition Brands during the quarter ended April 4, 2026.
The company evaluates its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. As of April 4, 2026, no indicators of impairment were identified.
Note Receivable
In connection with the Residential Transaction, the company received an unsecured promissory note from Composition Brands in the principal amount of $135.0 million. The note matures on August 2, 2033 and is comprised of two tranches:
•$125.0 million is non-interest bearing, and
•$10.0 million bears interest at a rate of 12% per annum.
The note contains provisions that require partial or full repayment upon the occurrence of certain specified events, including the sale of specified assets, achievement of certain EBITDA targets, change of control of Composition Brands, or the occurrence of other events and conditions as defined in the transaction agreements. The company monitors these contingencies on an ongoing basis.
The company has elected to account for the note receivable at fair value under the fair value option in accordance with ASC 825 Financial Instruments.
The note is presented as Note receivable in the Condensed Consolidated Balance Sheets and is measured at fair value at each reporting date, with changes in fair value recognized in Other (income)/expense, net in the Condensed Consolidated Statements of Comprehensive Income.
As of April 4, 2026, the fair value of the note receivable was $84.2 million. For the three month period ended April 4, 2026, the change in fair value recognized in earnings was a gain of $1.8 million.
The company estimates the fair value of the note receivable using the income approach. The note receivable is classified as a Level 3 instrument in the fair value hierarchy due to the use of significant unobservable inputs, including the timing and amount of future cash flows due to the contingent repayment provisions discussed above and the discount rate.

(5)FINANCING ARRANGEMENTS
The following table provides information about the company's financing arrangements (in thousands):

	Apr 4, 2026	Jan 3, 2026
Senior secured revolving credit line	$411,000	$698,500
Term loan facility	799,082	805,097
Delayed draw term loan facility	633,103	637,135
Foreign loans	30,835	32,270
Total debt	1,874,020	2,173,002
Less: Current maturities of long-term debt	44,154	44,420
Long-term debt	$1,829,866	$2,128,582
Credit Facility
As of April 4, 2026, the company had $1.8 billion of borrowings outstanding under its credit facility (the "Credit Facility"), including $801.0 million outstanding under the term loan ($799.1 million, net of unamortized issuance fees) and $633.1 million outstanding under the delayed draw term loan. The company also had $4.2 million in outstanding letters of credit as of April 4, 2026, which reduces the borrowing availability under the Credit Facility. Remaining borrowing capacity under this facility was $2.0 billion at April 4, 2026.
At April 4, 2026, borrowings under the Credit Facility accrued interest at a rate of 1.375% above the daily simple or term Secured Overnight Financing Rate (“SOFR”) per annum or 0.375% above the highest of the prime rate, the federal funds rate plus 0.50% and one month Term SOFR plus 1.00%. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. As of April 4, 2026, borrowings under the Credit Facility accrued interest at a minimum of 1.375% above SOFR (with an additional spread adjustment of 0.10%) and the variable unused commitment fee will be at a minimum of 0.20%. The average interest rate per annum, inclusive of hedging instruments, on the debt under the Credit Facility was equal to 4.73% at the end of the period and the variable commitment fee was equal to 0.20% per annum as of April 4, 2026.
The term loan and delayed draw term loan facilities had an average interest rate per annum, inclusive of hedging instruments, of 4.62% as of April 4, 2026.
On October 23, 2025, a foreign subsidiary of the Food Processing Equipment Group entered into a term loan with an initial principal amount of €20.0 million, which matures on September 30, 2035 and will be repaid in equal quarterly installments beginning in the first quarter of 2026. In addition, the company has other international credit facilities to fund working capital needs outside the United States. At April 4, 2026, these foreign credit facilities amounted to $30.8 million with a weighted average per annum interest rate of approximately 2.73%.
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

	Apr 4, 2026		Jan 3, 2026
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$1,874,020	$1,875,974	$2,173,002	$2,175,192
The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At April 4, 2026, the company had outstanding floating-to-fixed interest rate swaps totaling $155.0 million notional amount carrying an average interest rate of 1.05% maturing in less than 12 months and $160.0 million notional amount carrying an average interest rate of 1.50% that mature in more than 12 months but less than 23 months.
At April 4, 2026, the company was in compliance with all covenants pursuant to its borrowing agreements.

Convertible Notes
On August 21, 2020, the company issued $747.5 million aggregate principal amount of 1.00% Convertible Senior Notes due September 1, 2025 in a private offering pursuant to an indenture (the "Indenture"), dated August 21, 2020, between the company and U.S. Bank National Association, as trustee. The Convertible Notes were convertible based upon an initial conversion rate of 7.7746 shares of the company's common stock per $1,000 principal amount of the Convertible Notes, which was equivalent to an initial conversion price of approximately $128.62 per share of the company's common stock, subject to adjustment upon occurrence of certain specified events in accordance with the Indenture.
During the three month period ended March 29, 2025, the company recognized interest expense of $2.8 million related to the Convertible Notes, including $1.9 million of contractual interest and $0.9 million of interest cost related to amortization of issuance costs.
All of the Convertible Notes were converted in the third quarter of 2025 ahead of maturity on September 1, 2025.
(6)FINANCIAL INSTRUMENTS
Foreign Exchange
The company periodically enters into derivative instruments, principally forward contracts, to reduce exposures pertaining to fluctuations in foreign exchange rates. The notional amount of foreign currency contracts outstanding was $92.7 million and $120.9 million as of April 4, 2026 and January 3, 2026, respectively. The fair value of these forward contracts was a loss of $0.2 million at the end of the first quarter of 2026.
Interest Rate
The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of April 4, 2026, the fair value of these instruments was an asset of $10.3 million. The change in fair value of these swap agreements in the first three months of 2026 was a loss of $0.7 million, net of taxes.
The following summarizes the fair value of interest rate swaps (in thousands):

Condensed Consolidated Balance Sheets Location	Apr 4, 2026	Jan 3, 2026
Prepaid expense and other	$2,439	$1,516
Other assets	7,883	9,714
The following summarizes the impact on earnings from interest rate swaps (in thousands):

		Three Months Ended
	Location	Apr 4, 2026	Mar 29, 2025
Amount of gain/(loss) recognized in other comprehensive income	Other comprehensive (loss)/income	$1,846	$(2,489)
Gain reclassified from accumulated other comprehensive income (effective portion)	Interest expense and deferred financing amortization, net	2,754	4,661
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
(7)SEGMENT INFORMATION
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
The following table summarizes the results of operations for the company's business segments(1) (in thousands):

	Commercial Foodservice	Food Processing	Corporate and Other(2)	Total
Three Months Ended April 4, 2026
Net sales	$615,536	$224,372	$—	$839,908
Cost of sales	369,164	146,964	590	516,718
Other segment items(3)	87,972	35,985	18,610	142,567
Segment adjusted EBITDA(4)	158,400	41,423	(19,200)	180,623
Depreciation expense(5)	7,244	3,705	551	11,500
Amortization expense(6)	10,623	2,721	625	13,969
Net capital expenditures	4,214	3,329	396	7,939

Three Months Ended March 29, 2025
Net sales	$562,717	$167,906	$—	$730,623
Cost of sales	330,445	106,953	647	438,045
Other segment items(3)	80,842	30,889	19,362	131,093
Segment adjusted EBITDA(4)	151,430	30,064	(20,009)	161,485
Depreciation expense(5)	6,630	2,891	825	10,346
Amortization expense(6)	11,294	2,914	1,797	16,005
Net capital expenditures	6,739	19,291	450	26,480
(1)Non-operating expenses are not allocated to the reportable segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.
(2)Includes corporate and other general company operations.
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
(6)Includes amortization of deferred financing costs and, for the three month period ended March 29, 2025, Convertible Notes issuance costs.

A reconciliation of Adjusted EBITDA to net earnings from continuing operations is as follows (in thousands):

	Three Months Ended
	Apr 4, 2026	Mar 29, 2025
Adjusted EBITDA	$180,623	$161,485
Less: Other segment operating expenses(1)	47,269	31,964
Income from continuing operations	133,354	129,521
Interest expense and deferred financing amortization, net	25,480	18,821
Net periodic pension benefit (other than service cost & curtailment)	(2,429)	(1,516)
Other (income)/expense, net	(2,621)	960
Earnings from continuing operations before income taxes	112,924	111,256
Provision for income taxes	27,640	26,193
Net earnings from continuing operations	$85,284	$85,063
(1)Consists of the impact of depreciation, intangible amortization, restructuring, stock compensation and other items that neither relate to the ordinary course of the company’s business nor reflect the company’s underlying business performance.
The following table summarizes total assets by segment (in thousands):

	Apr 4, 2026	Jan 3, 2026
Commercial Foodservice	$3,598,918	$3,569,952
Food Processing	1,388,981	1,438,433
Corporate and Other(1)	434,088	1,306,781
Total	$5,421,987	$6,315,166
(1)Includes corporate and other general company assets and assets held for sale - discontinued operations.
Geographic Information
Long-lived assets, excluding goodwill and other intangibles, is as follows (in thousands):

	Apr 4, 2026	Jan 3, 2026
United States and Canada	$633,890	$407,979

Asia	35,968	36,994
Europe and Middle East	253,452	254,687
Latin America	11,803	12,022
Total International	301,223	303,703

Total long-lived assets	$935,113	$711,682
(8)EMPLOYEE RETIREMENT PLANS
The following table summarizes the company's net periodic pension benefit related to the Aga Rangemaster Group Pension Scheme (in thousands):

	Three Months Ended
	Apr 4, 2026	Mar 29, 2025
Interest cost	$10,800	$11,412
Expected return on assets	(14,039)	(13,718)
Amortization of prior service cost	683	659
Total net periodic pension benefit	$(2,556)	$(1,647)
The pension costs for all other plans of the company were not material during the period. All components of pension benefit are included within Net periodic pension benefit in the Condensed Consolidated Statements of Comprehensive Income.

(9)DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
As discussed in Note 1 to these Notes to the Condensed Consolidated Financial Statements, the Residential Kitchen Equipment Group’s financial results are reflected in the Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows as discontinued operations through the date of deconsolidation. The assets and liabilities of the Residential Kitchen Equipment Group were reclassified and reported as assets and liabilities held for sale - discontinued operations in the Condensed Consolidated Balance Sheets through the date of deconsolidation.
Upon classification as held for sale during the fourth quarter of 2025, the company ceased depreciating and amortizing long-lived assets within the disposal group, which primarily included property, plant and equipment, intangible assets, and operating lease right-of-use assets.
The Residential Transaction was completed on February 2, 2026. Following the close of the Residential Transaction, the company owns a 49% non-controlling equity interest in Composition Brands, which now holds the Residential Kitchen Equipment business. The company received cash proceeds of $564.6 million, net of cash disposed and subject to future closing adjustments, and a promissory note payable by Composition Brands in the principal amount of $135.0 million, with an initial fair value of $82.4 million. The company's retained interest in Composition Brands had an initial fair value of $150.8 million. The company recognized a pre-tax loss of $94.9 million upon deconsolidation, including $50.8 million related to the remeasurement of the retained interest to fair value. See Note 4 to these Notes to the Condensed Consolidated Financial Statements for further information on the retained equity method investment and promissory note receivable.
Certain assets and liabilities included in the determination of consideration received for the Residential Transaction have not yet legally transferred to Composition Brands as of April 4, 2026. These assets and liabilities, which are associated with distribution operations in certain international locations, have not been deconsolidated and will remain classified as assets and liabilities held for sale – discontinued operations until legal transfer is completed, which is expected within one year of the closing date. Consideration allocated to this portion of the business of $6.5 million is included in Accrued expenses in Liabilities held for sale - discontinued operations as of April 4, 2026. The company recognized a loss of $0.6 million to adjust the carrying value of the remaining net assets for this portion of the business to the value of deferred consideration, representing fair value, as of April 4, 2026.
Certain assets and liabilities that were previously associated with the Residential Kitchen Equipment Group were excluded from the scope of the Residential Transaction, including a defined benefit pension plan in the United Kingdom (the Aga Rangemaster Group Pension Scheme or the “Retained Plan”) and earnout obligations associated with several prior acquisitions.
The Retained Plan, which covers certain current and former employees of, and was previously sponsored by, a division within the Residential Kitchen Equipment Group, was not transferred to Composition Brands. The Retained Plan is not included in assets held for sale - discontinued operations. The ongoing net periodic pension benefit, actuarial gains and losses, and other comprehensive (loss)/income related to the Retained Plan are reflected in the company’s results of continuing operations. The Retained Plan is included within Corporate and Other in the company's business segment results. See Note 7 to these Notes to the Condensed Consolidated Financial Statements for further information regarding the company’s business segment results. Certain other immaterial defined benefit pension plans were included within the scope of the Residential Transaction and have been included within the results of discontinued operations.

Financial Information
The following table summarizes the operating results of the Residential Kitchen Equipment Group as presented in (Loss)/earnings from discontinued operations, net of tax in the Condensed Consolidated Statements of Comprehensive Income (in thousands):

	Three Months Ended
	Apr 4, 2026	Mar 29, 2025
Net sales	$51,796	$176,004
Cost of sales	36,010	122,649
Gross profit	15,786	53,355
Selling, general, and administrative expenses	21,076	40,797
Restructuring expenses	240	1,481
(Loss)/income from discontinued operations	(5,530)	11,077
Interest income, net(1)	(16)	(457)
Net periodic pension cost	—	19
Other expense, net	768	1,314
Loss on disposition	94,911	—
Loss on classification as held for sale	608	—
(Loss)/earnings from discontinued operations before income taxes	(101,801)	10,201
Provision for income taxes	33,556	2,912
(Loss)/earnings from discontinued operations, net of tax	$(135,357)	$7,289
(1)Represents interest income directly associated with, not allocated to, the Residential Kitchen Equipment Group
The following table summarizes the carrying amounts of major classes of assets and liabilities held for sale - discontinued operations as presented in the Condensed Consolidated Balance Sheets (in thousands):

	Apr 4, 2026	Jan 3, 2026
ASSETS
Cash and cash equivalents	$723	$22,208
Accounts receivable, net	2,373	109,280
Inventories, net	7,745	199,534
Prepaid expenses and other	234	17,951
Property, plant and equipment, net	194	150,561
Goodwill	—	229,964
Other intangibles, net	—	385,133
Pension benefits assets	—	1,150
Other assets	204	49,410
Valuation allowance - loss on classification as held for sale	(608)	(62,750)
Total assets held for sale - discontinued operations	$10,865	$1,102,441

LIABILITIES
Accounts payable	$581	$53,151
Accrued expenses	7,502	93,247
Long-term deferred tax liability	5	71,649
Other non-current liabilities	111	24,288
Total liabilities held for sale - discontinued operations	$8,199	$242,335

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company. Such factors include, but are not limited to, the possibility that the proposed spin-off of Midera Food Processing, Inc. will not be consummated within the anticipated time period or at all and that the company may not realize all or any of the expected benefits of the spin-off; volatility in earnings resulting from goodwill and trade name impairment losses, which may occur irregularly and in varying amounts; variability in financing costs and interest rates; quarterly variations in operating results; dependence on key customers; international exposure; risks associated with the company’s foreign operations, including foreign exchange, tariffs and political risks affecting international sales; unfavorable tax law changes and tax authority rulings; ability to protect trademarks, copyrights and other intellectual property; cybersecurity attacks and other breaches in security; changing market conditions, including inflation; the impact of competitive products and pricing; the impact of announced management and organizational changes; the state of the credit markets and consumer credit; intense competition in the company's business segments including the impact of both new and established global competitors; the timely development and market acceptance of the company’s products; the availability and cost of raw materials; the company's continued ability to realize profitable growth through the sourcing and completion of strategic acquisitions; and other risks detailed herein and from time-to-time in the company’s SEC filings, including the company’s 2025 Annual Report on Form 10-K. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this report are made only as of the date hereof and, except as required by federal securities laws and rules and regulations of the SEC, the company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Discontinued Operations
On February 2, 2026, the company completed a transaction selling a 51% stake in its Residential Kitchen Equipment Group to an affiliate of 26North Partners LP (the “Residential Transaction”). The company received net cash proceeds of $564.6 million and a promissory note in the principal amount of $135.0 million, and recorded a pre-tax loss on disposition of $94.9 million during the first quarter of 2026, subject to future closing adjustments. Following the close of the Residential Transaction, the company owns a 49% non-controlling equity interest in Composition Brands, a new standalone entity holding the Residential Kitchen Equipment business.
The results of the Residential Kitchen Equipment Group are presented as discontinued operations in the company’s Condensed Consolidated Financial Statements. The Residential Kitchen Equipment Group was historically presented as a reportable segment. See Notes 1 and 9 to the Condensed Consolidated Financial Statements for further details.
The company has elected to report its share of Composition Brands' results of operations on a one-quarter lag, consistent with the timing of financial information available from Composition Brands. As a result, the company has not yet recorded any share of Composition Brands' results associated with the period from the transaction close date to the end of the first quarter of 2026. See Note 4 to the Condensed Consolidated Financial Statements for further details.
Proposed Separation Transaction
On February 25, 2025, the company announced its intent to separate its Food Processing business through a spin-off of the Food Processing business, under which the stock of Midera Food Processing, Inc. (the subsidiary of the company which will own and operate the company's Food Processing business), as a new independent publicly traded company, will be distributed to Middleby’s shareholders. As of the date hereof, Middleby is targeting July 6, 2026 for the completion of the separation, subject to certain customary conditions, including, among others, final approval by the company’s Board of Directors and the effectiveness of appropriate filings with the SEC. The spin-off of Midera Food Processing, Inc. is expected to be tax-free for U.S. federal income tax purposes. There can be no assurance that any separation transaction will ultimately occur or, if one does occur, of its terms or timing.
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
Net Sales Summary (dollars in thousands)

	Three Months Ended
	Apr 4, 2026		Mar 29, 2025
	Net Sales	Percent	Net Sales	Percent
Business Segments:
Commercial Foodservice	$615,536	73.3%	$562,717	77.0%
Food Processing	224,372	26.7	167,906	23.0
Total	$839,908	100.0%	$730,623	100.0%
Results of Operations
The following table sets forth certain items in the Condensed Consolidated Statements of Comprehensive Income as a percentage of net sales for the periods presented:

	Three Months Ended
	Apr 4, 2026	Mar 29, 2025
Net sales	100.0%	100.0%
Cost of sales	61.5	60.0
Gross profit	38.5	40.0
Selling, general and administrative expenses	22.4	22.1
Restructuring expenses	0.2	0.1
Income from continuing operations	15.9	17.8
Interest expense and deferred financing amortization, net	3.0	2.6
Net periodic pension benefit	(0.3)	(0.2)
Other (income)/expense, net	(0.3)	0.1
Earnings from continuing operations before income taxes	13.5	15.3
Provision for income taxes	3.3	3.6
Net earnings from continuing operations	10.2	11.7
(Loss)/earnings from discontinued operations, net of tax	(16.1)	1.0
Net (loss)/earnings	(5.9)%	12.7%
Three Months Ended April 4, 2026 as compared to Three Months Ended March 29, 2025
Net Sales
Net sales for the three month period ended April 4, 2026 increased by $109.3 million or 15.0% to $839.9 million, as compared to $730.6 million in the three month period ended March 29, 2025. Net sales increased by $7.5 million, or 1.0%, from the fiscal

2025 acquisitions of Frigomeccanica and Oka. Excluding acquisitions, net sales increased $101.8 million, or 13.9%, from the prior year period. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the three month period ended April 4, 2026 increased net sales by approximately $14.6 million or 2.0%. Excluding the impact of foreign exchange and acquisitions, sales increased 11.9% for the three month period ended April 4, 2026 as compared to the prior year period, including a net sales increase of 8.1% at the Commercial Foodservice Equipment Group and a net sales increase of 25.0% at the Food Processing Equipment Group.
•Net sales of the Commercial Foodservice Equipment Group increased by $52.8 million, or 9.4%, to $615.5 million in the three month period ended April 4, 2026, as compared to $562.7 million in the prior year period. Excluding the impact of foreign exchange, net sales increased $45.3 million, or 8.1%. Domestically, the company realized a sales increase of $34.4 million, or 8.3%, to $448.3 million, as compared to $413.9 million in the prior year period. The increase in domestic sales is related to an inflection in demand and higher volumes. International sales increased $18.4 million, or 12.4%, to $167.2 million, as compared to $148.8 million in the prior year period. Excluding the impact of foreign exchange, the increase in international sales was $10.9 million, or 7.3%. The increase in international sales is related to improved market conditions, primarily in the European markets.
•Net sales of the Food Processing Equipment Group increased by $56.5 million, or 33.7%, to $224.4 million in the three month period ended April 4, 2026, as compared to $167.9 million in the prior year period. Net sales from the acquisitions of Frigomeccanica and Oka accounted for an increase of $7.5 million during the three month period ended April 4, 2026. Excluding the impact of foreign exchange and acquisitions, net sales increased $41.9 million, or 25.0%, at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $21.9 million, or 23.5%, to $115.1 million, as compared to $93.2 million in the prior year period. Excluding acquisitions, the increase in domestic sales was $21.7 million, or 23.3%. The increase in domestic sales is primarily driven by higher sales volumes of protein, bakery and snack products. International sales increased $34.6 million, or 46.3%, to $109.3 million, as compared to $74.7 million in the prior year period. Excluding the impact of foreign exchange and acquisitions, the increase in international sales was $20.2 million, or 27.0%. The increase in international sales is primarily related to improved market conditions in the European and Latin American markets for the sale of protein, bakery and snack products.
Gross Profit
Gross profit increased to $323.2 million in the three month period ended April 4, 2026, as compared to $292.6 million in the prior year period, primarily driven by higher sales volumes. The impact of foreign exchange rates increased gross profit by approximately $5.6 million. The gross margin rate was 38.5% in the three month period ended April 4, 2026, as compared to 40.0% in the prior year period, primarily impacted by tariffs, input cost inflation and product mix.
•Gross profit at the Commercial Foodservice Equipment Group increased by $14.1 million, or 6.1%, to $246.4 million in the three month period ended April 4, 2026, as compared to $232.3 million in the prior year period. The impact of foreign exchange rates increased gross profit by approximately $3.0 million. The gross margin rate decreased to 40.0%, as compared to 41.3% in the prior year period, primarily driven by tariffs, input cost inflation and product mix. The gross margin rate, excluding the impact of foreign exchange, was 40.0%.
•Gross profit at the Food Processing Equipment Group increased by $16.4 million, or 26.9%, to $77.4 million in the three month period ended April 4, 2026, as compared to $61.0 million in the prior year period. Gross profit from the acquisitions of Frigomeccanica and Oka increased gross profit by $1.4 million. The impact of foreign exchange rates increased gross profit by approximately $2.6 million. Excluding the impact of foreign exchange rates and acquisitions, gross profit increased by $12.4 million. The gross profit margin rate decreased to 34.5%, as compared to 36.3% in the prior year period, primarily related to tariffs, input cost inflation and product mix. The gross margin rate, excluding the impact of foreign exchange and acquisitions, was 35.0%.
Selling, General and Administrative Expenses
Combined selling, general and administrative expenses increased to $188.3 million in the three month period ended April 4, 2026, as compared to $161.8 million in the three month period ended March 29, 2025. As a percentage of net sales, selling, general, and administrative expenses were 22.4% in the three month period ended April 4, 2026 as compared to 22.1% in the three month period ended March 29, 2025.
Selling, general and administrative expenses reflect increased costs of $3.0 million associated with acquisitions, including $0.5 million of intangible amortization expense. Selling, general and administrative expenses reflect increases in combined compensation costs and share-based compensation of $12.6 million, strategic transaction costs of $6.5 million, professional fees of $1.7 million and commissions of $1.5 million. Foreign exchange rates had an unfavorable impact of $3.7 million.

Restructuring Expenses
Restructuring expenses increased $0.3 million to $1.5 million for the three month period ended April 4, 2026, as compared to $1.2 million for the three month period ended March 29, 2025. Restructuring expenses in the three month period ended April 4, 2026 related primarily to headcount reductions and facility consolidations within the Commercial Foodservice Group. Restructuring expenses in the three month period ended March 29, 2025 related primarily to headcount reductions and facility consolidations within both segments.
Non-operating Income and Expenses
Interest and deferred financing amortization costs were $25.5 million in the three month period ended April 4, 2026, as compared to $18.8 million in the prior year period, primarily reflecting the increase in interest rates. Net periodic pension benefit increased $0.9 million to $2.4 million in the three month period ended April 4, 2026, as compared to $1.5 million in the prior year period, primarily due to a decrease in the discount rate used to calculate interest cost in the current year. Other income was $2.6 million in the three month period ended April 4, 2026, as compared to other expense of $1.0 million in the prior year period. The change was primarily driven by income of $1.8 million in the current year related to the change in fair value of the note receivable and $1.5 million of lower net foreign exchange losses.
Income Taxes
A tax provision of $27.6 million, at an effective rate of 24.5%, was recorded during the three month period ended April 4, 2026, as compared to a tax provision of $26.2 million at an effective rate of 23.5%, in the prior year period. During the three month period ended April 4, 2026, the effective tax rate was higher than the prior year period due to an increase in non-deductible expenses. The effective tax rate for the three month period ended April 4, 2026 was higher than the U.S. statutory tax rate of 21% primarily due to non-deductible expenses, state taxes and foreign tax rate differentials.
(Loss)/Earnings from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax, was $135.4 million in the three month period ended April 4, 2026, as compared to earnings from discontinued operations, net of tax, of $7.3 million in the three month period ended March 29, 2025. During the three month period ended April 4, 2026, the company recorded a pre-tax loss on disposition of $94.9 million. Prior year results include activity for the full reporting period, whereas current period results only include activity through the close of the Residential Transaction on February 2, 2026. See Note 9 to the Condensed Consolidated Financial Statements for further details.
Financial Condition and Liquidity
Total cash and cash equivalents decreased by $45.1 million to $177.1 million at April 4, 2026 from $222.2 million at January 3, 2026. Total debt decreased to $1.9 billion at April 4, 2026 from $2.2 billion at January 3, 2026.
Operating Activities
Net cash provided by operating activities - continuing operations after changes in assets and liabilities amounted to $87.8 million as compared to $137.3 million in the prior year.
During the three month period ended April 4, 2026, working capital changes impacted operating cash flows primarily driven by increased inventory levels of $40.6 million due to inflationary increases in costs, an increase in prepaid expenses and other assets of $27.1 million due to impacts from the timing of tax payments and status of over-time revenue contracts, an increase in accounts payable of $10.6 million and an increase of $3.2 million in accrued expenses and other liabilities, including impacts from the timing of payments made for taxes, various customer programs and incentive programs.
Investing Activities
During the three month period ended April 4, 2026, net cash provided by investing activities - continuing operations amounted to $556.5 million. This included $564.6 million in proceeds received from the Residential Transaction, net of cash transferred. Cash used to fund acquisitions and investments amounted to $0.1 million. Additionally, $7.9 million was expended, primarily to upgrade production equipment, manufacturing facilities, and investments in innovation centers.
Financing Activities
Net cash flows used for financing activities amounted to $684.7 million during the three month period ended April 4, 2026. The company’s borrowing activities during 2026 included $297.8 million of net repayments under its Credit Facility.
Additionally, in 2026 the company repurchased $374.8 million of Middleby common stock shares. This was comprised of $365.9 million used to repurchase 2,385,405 shares of its common stock under a repurchase program and $8.9 million to repurchase 56,233 shares of Middleby common stock that were surrendered to the company for withholding taxes related to restricted stock vestings.

At April 4, 2026, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
Recently Issued Accounting Standards
See Note 1(n) to the Condensed Consolidated Financial Statements for further information on new accounting pronouncements.
Critical Accounting Policies and Estimates
Management's discussion and analysis of financial condition and results of operations are based upon the company's Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures. On an ongoing basis, the company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions and any such differences could be material to the company's Condensed Consolidated Financial Statements. There have been no changes in the company's critical accounting policies, which include revenue recognition, inventories, goodwill and indefinite-life intangibles, convertible debt, pensions benefits, and income taxes, as discussed in the company's Annual Report on Form 10-K for the year ended January 3, 2026 (the “2025 Annual Report on Form 10-K”), except for the adoption of new critical accounting policies pertaining to equity method investments and note receivables, which were implemented in connection with the Residential Transaction completed during the current year, as discussed in Note 4 to the Condensed Consolidated Financial Statements.
Item 3.      Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s variable rate debt obligations (in thousands):

2026	$44,154
2027	43,996
2028	1,765,946
2029	3,962
2030 and thereafter	15,962
$1,874,020
The company is exposed to interest rate risk on its floating-rate debt. The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of April 4, 2026, the fair value of these instruments was an asset of $10.3 million. The change in fair value of these swap agreements in the first three months of 2026 was a loss of $0.7 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.
Foreign Exchange Derivative Financial Instruments
The company uses derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third-party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted foreign exchange rates would not have a material impact on the company's financial position, results of operations and cash flows. The fair value of the forward contracts was a loss of $0.2 million at the end of the first quarter of 2026.
Derivative financial instruments are recognized in the Condensed Consolidated Balance Sheets as either an asset or a liability measured at fair value. Changes in the market value and the related foreign exchange gains and losses are recorded in the Condensed Consolidated Statements of Comprehensive Income.

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
As of April 4, 2026, the company's management, with the participation of the company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended April 4, 2026, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended April 4, 2026, except as follows:
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds
(c)Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program(1)
January 4, 2026 to January 31, 2026	1,021,303	$150.70	1,021,303	5,833,757
February 1, 2026 to February 28, 2026	728,532	159.52	728,532	5,105,225
March 1, 2026 to April 4, 2026	635,570	150.65	635,570	4,469,655
Quarter ended April 4, 2026	2,385,405	$153.38	2,385,405	4,469,655
(1)On November 7, 2017, the company's Board of Directors resolved to terminate the company's existing share repurchase program, effective as of such date, which was originally adopted in 1998, and approved a new stock repurchase program. This program authorizes the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. In May 2022, July 2024 and May 2025, the company's Board of Directors approved the repurchase of an additional 2,500,000, 2,500,000 and 7,500,000 shares of its outstanding common stock under the current program, respectively. As of April 4, 2026, the total number of shares authorized for repurchase under the program is 15,000,000 shares. As of April 4, 2026, 10,530,345 shares had been purchased under the stock repurchase program and 4,469,655 shares remained authorized for repurchase.
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
Item 6.      Exhibits
The following exhibits are either filed with this report or incorporated by reference into this report:

3.1	Fifth Amended and Restated Bylaws of The Middleby Corporation, incorporated by reference to the company’s Form 8-K Exhibit 3.1 filed on March 6, 2026.
10.1
Amendment to Cooperation Agreement, dated January 6, 2026, by and among Garden Investment Management, L.P. and The Middleby Corporation, incorporated by reference to the company’s Form 8-K Exhibit 10.1 filed on January 6, 2026.

10.2
Partnership Interest Purchase Agreement, dated as of December 4, 2025, by and among Mosaic Merger Sub, Inc., Middleby Worldwide, Inc., Middleby Outdoor IP Holdings, Inc., RKG Group Partners LP, Rise Buyer LP, Rise Merger Sub LLC, and, solely for the purposes set forth therein, The Middleby Corporation, incorporated by reference to the company’s Form 10-K Exhibit 10.9 filed on March 4, 2026.

10.3	Transition and Separation Agreement by and between The Middleby Corporation and Bryan Mittelman, dated as of March 24, 2026.
31.1	Rule 13a-14(a)/15d -14(a) Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a)/15d -14(a) Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Principal Executive Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).
32.2	Certification by the Principal Financial Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).
101
Financial statements on Form 10-Q for the quarter ended April 4, 2026, filed on May 14, 2026, formatted in Inline Extensive Business Reporting Language (iXBRL); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline Extensive Business Reporting Language (iXBRL) and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	May 14, 2026	By:	/s/ Brittany C. Cerwin
Brittany C. Cerwin
Chief Financial Officer