Form 10-Q
period 2026-07-04
MIDDLEBY Corp
filed 2026-08-13
CIK 769520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 4, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒
The number of shares outstanding of the Registrant’s class of common stock, as of August 10, 2026, was 45,222,349 shares.

THE MIDDLEBY CORPORATION
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
Item 1.      Condensed Consolidated Financial Statements
THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(Unaudited)

	Jul 4, 2026	Jan 3, 2026
ASSETS
Current assets:
Cash and cash equivalents	$159,178	$222,239
Accounts receivable, net of allowances for credit losses of $24,829 and $25,001	601,178	573,039
Inventories, net	737,633	692,589
Prepaid expenses and other	111,222	111,176
Prepaid taxes	22,761	41,159
Current assets held for sale - discontinued operations	11,836	1,102,441
Total current assets	1,643,808	2,742,643
Property, plant and equipment, net of accumulated depreciation of $335,984 and $311,226	423,052	431,622
Goodwill	1,794,299	1,799,649
Other intangibles, net of accumulated amortization of $585,437 and $564,224	1,030,987	1,061,192
Long-term deferred tax assets	6,729	8,209
Pension benefits assets	112,235	106,444
Equity method investment	109,724	—
Note receivable	86,879	—
Other assets	152,940	165,407
Total assets	$5,360,653	$6,315,166

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$44,101	$44,420
Accounts payable	224,281	206,666
Accrued expenses	549,383	574,810
Current liabilities held for sale - discontinued operations	9,522	242,335
Total current liabilities	827,287	1,068,231
Long-term debt	1,935,423	2,128,582
Long-term deferred tax liability	212,184	156,723
Accrued pension benefits	7,308	7,629
Other non-current liabilities	168,497	177,772
Stockholders' equity:
Preferred stock, $0.01 par value; none issued	—	—
Common stock, $0.01 par value; 65,119,985 and 64,964,586 shares issued	153	153
Paid-in capital	618,767	602,765
Treasury stock, at cost; 19,897,564 and 16,041,990 shares	(2,316,646)	(1,735,281)
Retained earnings	4,055,195	4,050,456
Accumulated other comprehensive loss	(147,515)	(141,864)
Total stockholders' equity	2,209,954	2,776,229
Total liabilities and stockholders' equity	$5,360,653	$6,315,166
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jul 4, 2026	Jun 28, 2025	Jul 4, 2026	Jun 28, 2025
Net sales	$875,549	$796,799	$1,715,457	$1,527,422
Cost of sales	540,468	480,697	1,057,186	918,742
Gross profit	335,081	316,102	658,271	608,680
Selling, general and administrative expenses	186,601	167,598	374,898	329,407
Restructuring expenses	732	687	2,271	1,935
Income from continuing operations	147,748	147,817	281,102	277,338
Interest expense and deferred financing amortization, net	25,969	20,256	51,449	39,077
Net periodic pension benefit	(2,428)	(1,601)	(4,857)	(3,117)
Other (income)/expense, net	(2,177)	2,128	(4,798)	3,088
Earnings from continuing operations before income taxes	126,384	127,034	239,308	238,290
Provision for income taxes	43,275	25,368	70,915	51,561
Earnings from continuing operations before equity in net losses of affiliate	83,109	101,666	168,393	186,729
Equity in losses of affiliate, net of tax	(28,895)	—	(28,895)	—
Net earnings from continuing operations	54,214	101,666	139,498	186,729
Earnings/(loss) from discontinued operations, net of tax	598	4,290	(134,759)	11,579
Net earnings	$54,812	$105,956	$4,739	$198,308

Net earnings/(loss) per share(1):
Basic from continuing operations	$1.20	$1.93	$3.01	$3.52
Basic from discontinued operations	0.01	0.08	(2.91)	0.22
Basic earnings per share	$1.21	$2.01	$0.10	$3.73

Diluted from continuing operations	$1.20	$1.91	$3.01	$3.47
Diluted from discontinued operations	0.01	0.08	(2.91)	0.21
Diluted earnings per share	$1.21	$1.99	$0.10	$3.68

Weighted average number of shares
Basic	45,326	52,616	46,279	53,105
Dilutive common stock equivalents	17	538	14	783
Diluted	45,343	53,154	46,293	53,888

Comprehensive income/(loss)	$33,862	$212,664	$(912)	$344,444
(1)Earnings/(loss) per share amounts for continuing operations and discontinued operations are calculated independently and may not sum to total earnings per share due to rounding.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(amounts in thousands)
(Unaudited)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance, April 4, 2026	$153	$611,017	$(2,110,057)	$4,000,383	$(126,565)	$2,374,931
Net earnings	—	—	—	54,812	—	54,812
Currency translation adjustments	—	—	—	—	(19,129)	(19,129)
Change in unrecognized pension benefit costs, net of tax of $344	—	—	—	—	(317)	(317)
Unrealized loss on interest rate swap, net of tax of $(463)	—	—	—	—	(1,504)	(1,504)
Stock compensation	—	7,750	—	—	—	7,750
Purchase of treasury stock	—	—	(206,589)	—	—	(206,589)
Balance, July 4, 2026	$153	$618,767	$(2,316,646)	$4,055,195	$(147,515)	$2,209,954

Balance, January 3, 2026	$153	$602,765	$(1,735,281)	$4,050,456	$(141,864)	$2,776,229
Net earnings	—	—	—	4,739	—	4,739
Currency translation adjustments	—	—	—	—	(31,478)	(31,478)
Change in unrecognized pension benefit costs, net of tax of $238	—	—	—	—	1,504	1,504
Unrealized loss on interest rate swap, net of tax of $(680)	—	—	—	—	(2,194)	(2,194)
Reclassification due to sale of Residential Kitchen Equipment Group	—	—	—	—	26,517	26,517
Stock compensation	—	16,002	—	—	—	16,002
Purchase of treasury stock	—	—	(581,365)	—	—	(581,365)
Balance, July 4, 2026	$153	$618,767	$(2,316,646)	$4,055,195	$(147,515)	$2,209,954

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance, March 29, 2025	$148	$522,665	$(983,469)	$4,420,539	$(229,962)	$3,729,921
Net earnings	—	—	—	105,956	—	105,956
Currency translation adjustments	—	—	—	—	114,647	114,647
Change in unrecognized pension benefit costs, net of tax of $669	—	—	—	—	(4,222)	(4,222)
Unrealized loss on interest rate swap, net of tax of $(1,102)	—	—	—	—	(3,717)	(3,717)
Stock compensation	—	6,224	—	—	—	6,224
Purchase of treasury stock	—	—	(326,254)	—	—	(326,254)
Balance, June 28, 2025	$148	$528,889	$(1,309,723)	$4,526,495	$(123,254)	$3,622,555

Balance, December 28, 2024	$148	$520,177	$(940,691)	$4,328,187	$(269,390)	$3,638,431
Net earnings	—	—	—	198,308	—	198,308
Currency translation adjustments	—	—	—	—	161,476	161,476
Change in unrecognized pension benefit costs, net of tax of $939	—	—	—	—	(6,174)	(6,174)
Unrealized loss on interest rate swap, net of tax of $(2,803)	—	—	—	—	(9,166)	(9,166)
Stock compensation	—	8,712	—	—	—	8,712
Purchase of treasury stock	—	—	(369,032)	—	—	(369,032)
Balance, June 28, 2025	$148	$528,889	$(1,309,723)	$4,526,495	$(123,254)	$3,622,555
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	Six Months Ended
	Jul 4, 2026	Jun 28, 2025
Cash flows from operating activities:
Net earnings	$4,739	$198,308
(Loss)/earnings from discontinued operations, net of tax	(134,759)	11,579
Earnings from continuing operations, net of tax	139,498	186,729
Adjustments to reconcile earnings from continuing operations, net of tax to net cash provided by operating activities - continuing operations:
Depreciation and amortization	51,234	52,413
Non-cash share-based compensation	17,327	7,878
Deferred income taxes	26,574	33,666
Net periodic pension benefit	(4,857)	(3,117)
Equity in losses of affiliate, net of tax	28,895	—
Changes in fair value of note receivable	(4,499)	—
Other non-cash items	627	(134)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(32,210)	(7,497)
Inventories, net	(51,721)	(18,393)
Prepaid expenses and other assets	38,387	(22,075)
Accounts payable	19,830	16,331
Accrued expenses and other liabilities	(41,559)	(16,754)
Net cash provided by operating activities - continuing operations	187,526	229,047
Net cash (used in)/provided by operating activities - discontinued operations	(24,196)	34,090
Net cash provided by operating activities	163,330	263,137
Cash flows from investing activities:
Net additions to property, plant and equipment	(18,634)	(41,064)
Purchase of intangible assets	—	(1,114)
Proceeds from sale of 51% interest in Residential Kitchen Equipment Group, net of cash transferred	564,575	—
Acquisitions, net of cash acquired	(1,063)	(3,491)
Net cash provided by/(used in) investing activities - continuing operations	544,878	(45,669)
Net cash used in investing activities - discontinued operations	(1,577)	(13,587)
Net cash provided by/(used in) investing activities	543,301	(59,256)
Cash flows from financing activities:
Proceeds from Credit Facility	740,000	—
Proceeds from Midera Credit Facility	228,000	—
Repayments under Credit Facility	(1,159,065)	(21,875)
Repayments of foreign loans	(2,170)	(744)
Payments of deferred purchase price	(12,359)	(15,033)
Repurchase of treasury stock	(581,874)	(365,691)
Other, net	—	(116)
Net cash used in financing activities	(787,468)	(403,459)
Effect of exchange rates on cash and cash equivalents	(3,555)	21,544

Changes in cash and cash equivalents and cash and cash equivalents held for sale - discontinued operations:
Net decrease	(84,392)	(178,034)
Balance at beginning of period	244,447	689,533
Balance at end of period	$160,055	$511,499

Non-cash investing and financing activities:
Non-cash consideration from sale of Residential Kitchen Equipment Group - Retained Investment	$150,847	$—
Non-cash consideration from sale of Residential Kitchen Equipment Group - Note Receivable	82,380	—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MIDDLEBY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 4, 2026
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
In the opinion of management, the financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the company as of July 4, 2026 and January 3, 2026, the results of operations for the three and six months ended July 4, 2026 and June 28, 2025, cash flows for the six months ended July 4, 2026 and June 28, 2025 and statement of stockholders' equity for the three and six months ended July 4, 2026 and June 28, 2025.
Residential Transaction
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
Midera Spin-off
On July 6, 2026, the company completed the previously announced separation of its food processing business, Midera Food Processing, Inc. (“Midera”), into a new, publicly traded company (the “Spin-off”). The Spin-off was achieved through the distribution by the company of 100% of the issued and outstanding shares of Midera common stock on a pro rata basis to the holders of the company’s common stock. The Spin-off is expected to qualify as a tax-free distribution for U.S. federal income tax purposes. Midera is now an independent public company trading under the symbol “MFP” on The Nasdaq Stock Market LLC.
In connection with the Spin-off, the company entered into various agreements to effect the separation and provide a framework for the relationship between it and Midera, including a Separation and Distribution Agreement, a Tax Matters Agreement, an Employee Matters Agreement and a Transition Services Agreement ("TSA"). Under the terms of the TSA, the company and Midera will each provide specified services, including information technology, payroll and benefits, accounting, finance, compliance and administrative activities, to the other on a transitional basis to help ensure an orderly transition following the Spin-off.
After the Spin-off, the company will no longer consolidate Midera into its financial results. The Spin-off of Midera represents a strategic shift that will have a major effect on the company's operations and financial results. Due to this shift, the Food Processing business will be reflected in the company’s financial statements as a discontinued operation beginning in the third quarter of 2026, including for periods prior to the consummation of the Spin-off. The Food Processing business remains in continuing operations for all periods presented in this Form 10-Q.
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
(b)Inventories
Inventories consist of the following (in thousands):

	Jul 4, 2026	Jan 3, 2026
Raw materials and parts	$408,195	$404,119
Work-in-process	101,154	93,334
Finished goods	228,284	195,136
Inventories, net	$737,633	$692,589
(c)Goodwill and Other Intangibles
Goodwill
Changes in the carrying amount of goodwill for the six months ended July 4, 2026 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Total
Balance as of January 3, 2026	$1,297,332	$502,317	$1,799,649
Measurement period adjustments to goodwill acquired in prior year	—	2,019	2,019
Exchange effect and other	(2,314)	(5,055)	(7,369)
Balance as of July 4, 2026	$1,295,018	$499,281	$1,794,299
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

Other Intangibles
Intangible assets consist of the following (in thousands):

	July 4, 2026		January 3, 2026
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	$688,368	$(528,161)	$690,513	$(507,129)
Developed technology	91,090	(57,276)	91,319	(54,027)
Backlog	—	—	3,463	(3,068)
Total amortized intangible assets	$779,458	$(585,437)	$785,295	$(564,224)

Indefinite-lived assets:
Trademarks and trade names	$836,966		$840,121
The aggregate intangible amortization expense was $13.1 million and $13.6 million for the three month period ended July 4, 2026 and June 28, 2025, respectively. The aggregate intangible amortization expense was $26.4 million and $27.8 million for the six month period ended July 4, 2026 and June 28, 2025, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Remainder of 2026	$23,648
2027	41,039
2028	34,795
2029	29,897
2030	25,724
Thereafter	38,918
$194,021
(d)Accrued Expenses
Accrued expenses consist of the following (in thousands):

	Jul 4, 2026	Jan 3, 2026
Contract liabilities	$173,023	$168,381
Accrued payroll and related expenses	102,221	110,621
Accrued warranty	78,223	79,512
Accrued customer rebates	44,830	56,585
Accrued short-term leases	20,824	19,522
Accrued sales and other tax	18,985	18,702
Accrued agent commission	18,818	17,686
Accrued professional fees	16,212	18,112
Accrued contingent consideration	12,332	26,764
Accrued product liability and workers compensation	8,460	9,700
Other accrued expenses	55,455	49,225
Accrued expenses	$549,383	$574,810
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
(f)Other Comprehensive Income/(Loss)
Changes in accumulated other comprehensive loss(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Balance as of January 3, 2026	$(69,612)	$(80,363)	$8,111	$(141,864)
Other comprehensive (loss)/income before reclassification	(31,478)	480	2,452	(28,546)
Amounts reclassified from accumulated other comprehensive loss	23,647	3,894	(4,646)	22,895
Net current-period other comprehensive (loss)/income	(7,831)	4,374	(2,194)	(5,651)
Balance as of July 4, 2026	$(77,443)	$(75,989)	$5,917	$(147,515)

Balance as of December 28, 2024	$(213,255)	$(78,534)	$22,399	$(269,390)
Other comprehensive income/(loss) before reclassification	161,476	(7,225)	94	154,345
Amounts reclassified from accumulated other comprehensive loss	—	1,051	(9,260)	(8,209)
Net current-period other comprehensive income/(loss)	161,476	(6,174)	(9,166)	146,136
Balance as of June 28, 2025	$(51,779)	$(84,708)	$13,233	$(123,254)
(1)As of July 4, 2026, pension and unrealized loss on interest rate swap amounts, net of tax, were $16.2 million and $2.9 million, respectively. During the six months ended July 4, 2026, the adjustments to pension and unrealized loss on interest rate swap amounts, net of tax, were $0.2 million and $(0.7) million, respectively. As of June 28, 2025, pension and unrealized gain on interest rate swap amounts, net of tax, were $14.8 million and $5.2 million, respectively. During the six months ended June 28, 2025, the adjustments to pension and unrealized gain on interest rate swap amounts, net of tax, were $0.9 million and $(2.8) million, respectively.
Components of other comprehensive income/(loss) were as follows (in thousands):

	Three Months Ended		Six Months Ended
	Jul 4, 2026	Jun 28, 2025	Jul 4, 2026	Jun 28, 2025
Net earnings	$54,812	$105,956	$4,739	$198,308
Currency translation adjustment	(19,129)	114,647	(31,478)	161,476
Pension liability adjustment, net of tax	(317)	(4,222)	1,504	(6,174)
Unrealized loss on interest rate swaps, net of tax	(1,504)	(3,717)	(2,194)	(9,166)
Reclassification due to sale of Residential Kitchen Equipment Group	—	—	26,517	—
Comprehensive income/(loss)	$33,862	$212,664	$(912)	$344,444
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
Level 3 – Unobservable inputs based on the company's own assumptions.

The company’s financial assets and liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of July 4, 2026
Financial Assets:
Note receivable	$—	$—	$86,879	$86,879
Interest rate swaps	—	8,356	—	8,356
Financial Liabilities:
Contingent consideration	—	—	15,313	15,313
Foreign exchange derivative contracts	—	155	—	155

As of January 3, 2026
Financial Assets:
Interest rate swaps	$—	$11,230	$—	$11,230
Financial Liabilities:
Contingent consideration	—	—	32,950	32,950
Foreign exchange derivative contracts	—	804	—	804
The note receivable was received in conjunction with the Residential Transaction. Changes in fair value associated with the note receivable are recognized in Other (income)/expense, net in the Condensed Consolidated Statements of Comprehensive Income. See Note 4 to these Notes to the Condensed Consolidated Financial Statements for further information regarding the note receivable.
The following table represents changes in the fair value of the note receivable (in thousands):

Balance as of January 3, 2026	$—
Receipt of note receivable at fair value	82,380
Changes in fair value	4,499
Balance as of July 4, 2026	$86,879
The contingent consideration as of July 4, 2026 and January 3, 2026 relates to earnout provisions recorded in conjunction with various purchase agreements.
Earnout provisions are classified within Level 3 in the fair value hierarchy, as the methodology used to estimate fair value includes significant unobservable inputs reflecting management’s own assumptions. The earnout provisions associated with these acquisitions are based upon performance measurements related to sales and EBITDA, as defined in the respective purchase agreements. On a quarterly basis, the company assesses the projected results for each of the acquisitions in comparison to the earnout targets and adjusts the liability accordingly. Discount rates for valuing contingent consideration are determined based on the company's rates and specific acquisition risk considerations. Changes in fair value associated with the earnout provisions are recognized in Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income. The earnout liabilities are included in Accrued expenses and Other non-current liabilities in the Condensed Consolidated Balance Sheets.
The following table represents changes in the fair value of the contingent consideration liabilities (in thousands):

Balance as of January 3, 2026	$32,950
Payments of contingent consideration	(13,408)
Changes in fair value	(4,229)
Balance as of July 4, 2026	$15,313
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

A rollforward of the warranty reserve is as follows (in thousands):

Balance as of January 3, 2026	$79,512
Warranty reserve related to acquisitions	155
Warranty expense	36,904
Warranty claims	(38,348)
Balance as of July 4, 2026	$78,223
(i)Income Taxes
A tax provision of $43.3 million, at an effective rate of 34.2%, was recorded during the three month period ended July 4, 2026, as compared to a tax provision of $25.4 million at an effective rate of 20.0% in the prior year period.
A tax provision of $70.9 million, at an effective rate of 29.6%, was recorded during the six month period ended July 4, 2026, as compared to a tax provision of $51.6 million at an effective rate of 21.6% in the prior year period.
The effective tax rates for the three and six months ended July 4, 2026 were higher than the prior year periods primarily due to discrete tax items related to certain internal restructurings associated with the Spin-off and other foreign discrete tax items. The effective tax rates were higher than the U.S. statutory tax rate of 21.0% primarily due to non-deductible expenses, state taxes and foreign rate differentials.
(j)Non-Cash Share-Based Compensation
The company estimates the fair value of market-based stock awards at the time of grant and recognizes compensation cost over the vesting period of the awards. Non-cash share-based compensation expense was $7.3 million and $5.6 million for the three month period ended July 4, 2026 and June 28, 2025, respectively. Non-cash share-based compensation expense was $17.3 million and $7.9 million for the six month period ended July 4, 2026 and June 28, 2025, respectively.
(k)Earnings Per Share
Basic earnings per share is calculated based upon the weighted average number of common shares actually outstanding, and diluted earnings per share is calculated based upon the weighted average number of common shares outstanding and other dilutive securities.
The company’s potentially dilutive securities consist of shares issuable upon vesting of restricted stock grants, computed using the treasury method, and amounted to 17,000 and 28,000 for the three months ended July 4, 2026 and June 28, 2025, respectively.
The company’s potentially dilutive securities consist of shares issuable upon vesting of restricted stock grants, computed using the treasury method, and amounted to 14,000 for both the six months ended July 4, 2026 and June 28, 2025.
For the three and six months ended June 28, 2025, the average market price of the company's common stock exceeded the exercise price of the Convertible Notes (as defined below) resulting in 510,000 and 769,000 diluted common stock equivalents to be included in the diluted net earnings per share, respectively.
(l)Common, Preferred and Treasury Stock
Shares Authorized
At July 4, 2026 and January 3, 2026, the company had 95,000,000 authorized shares of common stock and 2,000,000 authorized shares of non-voting preferred stock.
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
During the three and six months ended July 4, 2026, the company repurchased 1,408,062 and 3,793,467 shares of its common stock under the program for $200.0 million and $565.9 million, respectively. During the three and six months ended June 28, 2025, the company repurchased 2,220,686 and 2,412,734 shares of its common stock under the program for $322.7 million and $351.9 million, respectively. As of July 4, 2026, 11,938,407 shares had been purchased under the stock repurchase program and 3,061,593 shares remained authorized for repurchase.

The company also treats shares withheld for tax purposes on behalf of employees in connection with the vesting of restricted share grants as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. During the three and six months ended July 4, 2026, the company repurchased 5,874 and 62,107 shares of its common stock that were surrendered to the company for withholding taxes related to restricted stock vestings for $1.0 million and $9.9 million, respectively. During the three and six months ended June 28, 2025, the company repurchased 1,436 and 82,984 shares of its common stock that were surrendered to the company for withholding taxes related to restricted stock vestings for $0.2 million and $13.8 million, respectively.
(m)Condensed Consolidated Statements of Cash Flows
Cash paid for interest was $50.6 million and $45.7 million for the six months ended July 4, 2026 and June 28, 2025, respectively. Cash payments totaling $29.4 million and $49.7 million were made for income taxes for the six months ended July 4, 2026 and June 28, 2025, respectively.
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
2025 Acquisitions
During 2025, the company completed various acquisitions that were not individually material. The final allocation of consideration paid for the 2025 acquisitions is summarized as follows (in thousands):

	Preliminary Opening Balance Sheet	Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$7,434	$—	$7,434
Current assets	41,749	(1,357)	40,392
Property, plant and equipment	6,073	—	6,073
Goodwill	13,419	1,912	15,331
Other intangibles	10,263	—	10,263
Other assets	44	5,456	5,500
Current portion of long-term debt	(875)	—	(875)
Current liabilities	(36,513)	(350)	(36,863)
Long-term debt	(696)	—	(696)
Long-term deferred tax liability	(2,304)	231	(2,073)
Other non-current liabilities	(5,077)	(4,987)	(10,064)
Consideration paid at closing	$33,517	$905	$34,422

Contingent consideration	4,698	—	4,698

Net assets acquired and liabilities assumed	$38,215	$905	$39,120

The net long-term deferred tax liability amounted to $2.1 million. The net long-term deferred tax liability is comprised of $1.3 million related to the difference between the book and tax basis of identifiable intangible assets and $0.8 million related to the difference between the book and tax basis of identifiable tangible asset and liability accounts.
The goodwill and $4.6 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $2.6 million allocated to customer relationships, $1.1 million allocated to developed technology, and $2.0 million allocated to backlog, which are being amortized over periods of 7 years, 7 years, and 6 months, respectively. Goodwill of $15.3 million and other intangibles of $10.3 million are allocated to the Food Processing Equipment Group for segment reporting purposes. Of these assets, goodwill of $7.8 million and intangibles of $5.5 million are expected to be deductible for tax purposes.
Two purchase agreements include earnout provisions providing for a contingent payment due to the sellers for the achievement of certain targets. Two earnouts are payable to the extent certain EBITDA targets are met with measurement dates ending in 2028. The contractual obligation associated with the contingent earnout provisions recognized on the acquisition date amounts to $4.7 million.
2026 Acquisitions
There were no acquisitions completed during the six month period ended July 4, 2026.
Pro Forma Financial Information
In accordance with ASC 805 Business Combinations, the following unaudited pro forma results of operations for the six months ended July 4, 2026 and June 28, 2025, assumes the 2025 acquisitions described above were completed on December 29, 2024 (first day of fiscal year 2025). The following pro forma results include adjustments to reflect amortization of intangibles associated with the acquisitions and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	Six Months Ended
	Jul 4, 2026	Jun 28, 2025
Net sales	$1,715,457	$1,544,483
Net earnings from continuing operations	141,863	180,965

Net earnings per share:
Basic from continuing operations	$3.07	$3.41
Diluted from continuing operations	3.06	3.36
Pro forma data may not be indicative of the results that would have been obtained had these acquisitions occurred at the beginning of the periods presented, nor is it intended to be a projection of future results. Additionally, the pro forma financial information does not reflect the costs which the company has incurred or may incur to integrate the acquired businesses.
(3)REVENUE RECOGNITION
Disaggregation of Revenue
The company disaggregates its net sales by reportable operating segment and geographical location as the company believes it best depicts how the nature, timing and uncertainty of its net sales and cash flows are affected by economic factors. In general, the Commercial Foodservice Equipment Group recognizes revenue at the point in time control transfers to its customers based on contractual shipping terms. Revenue from equipment sold under long-term contracts within the Food Processing Equipment group is recognized over time as the equipment is manufactured and assembled.

The following table summarizes the company's net sales by reportable operating segment and geographical location (in thousands):

	Commercial Foodservice	Food Processing	Total
Three Months Ended July 4, 2026
United States and Canada	$436,825	$125,985	$562,810
Asia	56,626	6,854	63,480
Europe and Middle East	108,386	98,205	206,591
Latin America	28,776	13,892	42,668
Total	$630,613	$244,936	$875,549

Six Months Ended July 4, 2026
United States and Canada	$885,105	$241,027	$1,126,132
Asia	103,353	17,724	121,077
Europe and Middle East	206,002	170,073	376,075
Latin America	51,689	40,484	92,173
Total	$1,246,149	$469,308	$1,715,457

Three Months Ended June 28, 2025
United States and Canada	$412,575	$124,949	$537,524
Asia	51,835	7,456	59,291
Europe and Middle East	96,244	65,223	161,467
Latin America	19,951	18,566	38,517
Total	$580,605	$216,194	$796,799

Six Months Ended June 28, 2025
United States and Canada	$826,435	$218,112	$1,044,547
Asia	100,550	11,160	111,710
Europe and Middle East	178,295	119,911	298,206
Latin America	38,042	34,917	72,959
Total	$1,143,322	$384,100	$1,527,422
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
The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

	Jul 4, 2026	Jan 3, 2026
Contract assets	$51,877	$57,039
Contract liabilities	173,023	168,381
Non-current contract liabilities	21,259	20,987
During the six month period ended July 4, 2026, the company reclassified $26.1 million to receivables, which was included in the contract asset balance at the beginning of the period. During the six month period ended July 4, 2026, the company recognized revenue of $84.7 million, which was included in the contract liability balance at the beginning of the period. Additions to contract liabilities representing amounts billed to customers in excess of revenue recognized to date were $105.6 million during the six month period ended July 4, 2026.
Substantially all of the company's outstanding performance obligations will be satisfied within 12 to 36 months. There were no contract asset impairments during the six month period ended July 4, 2026.
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
The company has elected to report its share of Composition Brands' results of operations on a one-quarter lag, consistent with the timing of financial information available from Composition Brands. The company reports its share of Composition Brands' results of operations in Equity in losses of affiliate, net of tax in the Condensed Consolidated Statements of Comprehensive Income.
Due to the presence of certain liquidation preferences and other investor rights in the limited partnership agreement, the company utilizes the Hypothetical Liquidation at Book Value (“HLBV”) method to determine its share of Composition Brands' earnings or losses. Under the HLBV method, the company calculates its share of Composition Brands' earnings or losses for each reporting period based on the change in the amount the company would receive if Composition Brands were liquidated at book value at the beginning and end of the period, taking into account the capital structure of Composition Brands, including any liquidation and distribution preferences. The HLBV method is considered the most appropriate means of reflecting the economic substance of the company’s investment in Composition Brands, given the existence of contractual terms that affect the allocation of profits and losses among investors.
In connection with the Residential Transaction, the company entered into various commercial arrangements, pursuant to which the company will provide certain engineering, manufacturing, distribution, and sales channel support to Composition Brands on a transitional basis for initial periods of up to three years from the closing date of the Residential Transaction, with certain commercial arrangements automatically renewing for one-year terms until terminated. The company will also provide certain post-closing information technology, finance, tax, human resources, treasury, legal and supply chain services on a transitional basis for periods, generally up to 12 months from the closing date of the Residential Transaction (although certain services may be provided for up to 18 months from the closing date of the transaction if Composition Brands exercises its extension option), under the terms of a transition services agreement. Income and expenses related to these agreements are recognized in accordance with the underlying contractual terms and were not material to the company’s Condensed Consolidated Financial Statements for the period ended July 4, 2026.
No distributions or dividends were received from Composition Brands during the quarter ended July 4, 2026.
The company evaluates its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. As of July 4, 2026, no indicators of impairment were identified.
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

The company has elected to account for the note receivable at fair value under the fair value option in accordance with ASC 825 Financial Instruments. The company estimates the fair value of the note receivable using the income approach. The note receivable is classified as a Level 3 instrument in the fair value hierarchy due to the use of significant unobservable inputs, including the timing and amount of future cash flows due to the contingent repayment provisions and the discount rate, which reflects market participant assumptions regarding the credit risk of the counterparty.
The note is presented as Note receivable in the Condensed Consolidated Balance Sheets and is measured at fair value at each reporting date, with changes in fair value recognized in Other (income)/expense, net in the Condensed Consolidated Statements of Comprehensive Income.
As of July 4, 2026, the total fair value of the note receivable was $86.9 million. For the three and six months ended July 4, 2026, the company recognized income due to changes in fair value of $2.7 million and $4.5 million, respectively.
(5)FINANCING ARRANGEMENTS
The following table provides information about the company's financing arrangements (in thousands):

	Jul 4, 2026	Jan 3, 2026
Senior secured revolving credit line	$300,000	$698,500
Term loan facility	793,067	805,097
Delayed draw term loan facility	629,070	637,135
Midera Credit Facility	228,000	—
Foreign loans	29,387	32,270
Total debt	1,979,524	2,173,002
Less: Current maturities of long-term debt	44,101	44,420
Long-term debt	$1,935,423	$2,128,582
Credit Facility
As of July 4, 2026, the company had $1.7 billion of borrowings outstanding under its credit facility (the "Credit Facility"), including $794.8 million outstanding under the term loan ($793.1 million, net of unamortized issuance fees) and $629.1 million outstanding under the delayed draw term loan. The company also had $4.2 million in outstanding letters of credit as of July 4, 2026, which reduces the borrowing availability under the Credit Facility. Remaining borrowing capacity under this facility was $2.1 billion at July 4, 2026.
At July 4, 2026, borrowings under the Credit Facility accrued interest at a rate of 1.375% above the daily simple or term Secured Overnight Financing Rate (“SOFR”) per annum or 0.375% above the highest of the prime rate, the federal funds rate plus 0.50% and one month Term SOFR plus 1.00%. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. As of July 4, 2026, borrowings under the Credit Facility accrued interest at a minimum of 1.375% above SOFR (with an additional spread adjustment of 0.10%) and the variable unused commitment fee will be at a minimum of 0.20%. The average interest rate per annum, inclusive of hedging instruments, on the debt under the Credit Facility was equal to 4.73% at the end of the period and the variable commitment fee was equal to 0.20% per annum as of July 4, 2026.
The term loan and delayed draw term loan facilities had an average interest rate per annum, inclusive of hedging instruments, of 4.58% as of July 4, 2026.
On June 29, 2026, Alkar Holdings, Inc., a wholly-owned subsidiary of the company as of July 4, 2026, entered into a five-year, $1.0 billion credit agreement (the "Midera Credit Facility") in connection with the anticipated Spin-off, which matures on June 29, 2031 and consists of a $750.0 million U.S. Dollar revolving credit facility and a $250.0 million multi-currency revolving credit facility. Debt issuance costs of $3.6 million were recorded in Other assets in the Condensed Consolidated Balance Sheets and will be amortized over the term of the Midera Credit Facility on a straight-line basis. As of July 4, 2026, the company had $228.0 million in U.S. dollar borrowings outstanding under the revolving credit facility and no outstanding letters of credit. As of July 4, 2026, the interest rate for borrowings outstanding under the Midera Credit Facility was 4.90% and the commitment fee was 0.20%.
On June 29, 2026, the company received a cash distribution of $233.0 million from Alkar Holdings, Inc. in connection with the anticipated Spin-off, financed through borrowings under the Midera Credit Facility and cash on hand. The company used the proceeds received from the cash distribution to repay a portion of the outstanding borrowings under its Credit Facility.

On October 23, 2025, a foreign subsidiary of the Food Processing Equipment Group entered into a term loan with an initial principal amount of €20.0 million, which matures on September 30, 2035 and will be repaid in equal quarterly installments beginning in the first quarter of 2026 (the "Midera Foreign Debt"). In addition, the company has other international credit facilities to fund working capital needs outside the United States. At July 4, 2026, these foreign credit facilities amounted to $29.4 million with a weighted average per annum interest rate of approximately 2.75%.
In connection with the Spin-off, on July 6, 2026, the Midera Credit Facility, inclusive of all borrowings outstanding, and Midera Foreign Debt were transferred to Midera and will no longer be reflected in the company's Condensed Consolidated Financial Statements beginning July 6, 2026. See Note 1 to these Notes to the Condensed Consolidated Financial Statements for further information on the Spin-off.
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

	Jul 4, 2026		Jan 3, 2026
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$1,979,524	$1,981,244	$2,173,002	$2,175,192
The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At July 4, 2026, the company had outstanding floating-to-fixed interest rate swaps totaling $155.0 million notional amount carrying an average interest rate of 1.05% maturing in less than 12 months and $460.0 million notional amount carrying an average interest rate of 3.11% that mature in more than 12 months but less than 60 months.
At July 4, 2026, the company was in compliance with all covenants pursuant to its borrowing agreements.
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
During the three month period ended June 28, 2025, the company recognized interest expense of $2.7 million related to the Convertible Notes, including $1.8 million of contractual interest and $0.9 million of interest cost related to amortization of issuance costs. During the six month period ended June 28, 2025, the company recognized interest expense of $5.5 million related to the Convertible Notes, including $3.7 million of contractual interest and $1.8 million of interest cost related to amortization of issuance costs.
All of the Convertible Notes were converted in the third quarter of 2025 ahead of maturity on September 1, 2025.
(6)FINANCIAL INSTRUMENTS
Foreign Exchange
The company periodically enters into derivative instruments, principally forward contracts, to reduce exposures pertaining to fluctuations in foreign exchange rates. The notional amount of foreign currency contracts outstanding was $145.9 million and $120.9 million as of July 4, 2026 and January 3, 2026, respectively. The fair value of these forward contracts was a loss of $0.2 million at the end of the second quarter of 2026.
Interest Rate
The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in other comprehensive income/(loss). As of July 4, 2026, the fair value of these instruments was an asset of $8.4 million. The change in fair value of these swap agreements in the first six months of 2026 was a loss of $2.2 million, net of taxes.

The following table summarizes the fair value of interest rate swaps (in thousands):

Condensed Consolidated Balance Sheets Location	Jul 4, 2026	Jan 3, 2026
Prepaid expenses and other	$1,921	$1,516
Other assets	6,435	9,714
The following table summarizes the impact on earnings from interest rate swaps (in thousands):

		Three Months Ended		Six Months Ended
	Location	Jul 4, 2026	Jun 28, 2025	Jul 4, 2026	Jun 28, 2025
Amount of (loss)/gain recognized in other comprehensive income	Other comprehensive income/(loss)	$(74)	$(220)	$1,772	$(2,709)
Gain reclassified from accumulated other comprehensive income (effective portion)	Interest expense and deferred financing amortization, net	1,892	4,599	4,646	9,260
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

The following table summarizes the results of operations for the company's business segments(1) (in thousands):

	Commercial Foodservice	Food Processing	Corporate and Other(2)	Total
Three Months Ended July 4, 2026
Net sales	$630,613	$244,936	$—	$875,549
Cost of sales	382,742	158,199	(473)	540,468
Other segment items(3)	85,345	36,923	19,634	141,902
Segment adjusted EBITDA(4)	162,526	49,814	(19,161)	193,179
Depreciation expense(5)	7,302	4,197	541	12,040
Amortization expense(6)	10,558	2,541	625	13,724
Net capital expenditures	7,923	2,740	32	10,695

Six Months Ended July 4, 2026
Net sales	$1,246,149	$469,308	$—	$1,715,457
Cost of sales	751,906	305,163	117	1,057,186
Other segment items(3)	173,317	72,908	38,244	284,469
Segment adjusted EBITDA(4)	320,926	91,237	(38,361)	373,802
Depreciation expense(5)	14,546	7,902	1,092	23,540
Amortization expense(6)	21,181	5,262	1,251	27,694
Net capital expenditures	12,137	6,069	428	18,634

Three Months Ended June 28, 2025
Net sales	$580,605	$216,194	$—	$796,799
Cost of sales	346,453	135,279	(1,035)	480,697
Other segment items(3)	77,561	35,066	21,839	134,466
Segment adjusted EBITDA(4)	156,591	45,849	(20,804)	181,636
Depreciation expense(5)	6,911	3,095	699	10,705
Amortization expense(6)	10,952	2,629	1,776	15,357
Net capital expenditures	8,464	6,432	(312)	14,584

Six Months Ended June 28, 2025
Net sales	$1,143,322	$384,100	$—	$1,527,422
Cost of sales	676,899	242,232	(389)	918,742
Other segment items(3)	158,402	65,956	41,201	265,559
Segment adjusted EBITDA(4)	308,021	75,912	(40,812)	343,121
Depreciation expense(5)	13,541	5,986	1,524	21,051
Amortization expense(6)	22,246	5,543	3,573	31,362
Net capital expenditures	15,203	25,723	138	41,064
(1)Non-operating expenses are not allocated to the reportable segments. Non-operating expenses consist of interest expense and deferred financing amortization, net periodic pension benefit, income taxes, equity in losses of affiliate and other income and expense items outside of income from operations.
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
(5)Includes depreciation on right of use assets.
(6)Includes amortization of deferred financing costs and, for the three and six month period ended June 28, 2025, Convertible Notes issuance costs.

A reconciliation of Adjusted EBITDA to Net earnings from continuing operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	Jul 4, 2026	Jun 28, 2025	Jul 4, 2026	Jun 28, 2025
Adjusted EBITDA	$193,179	$181,636	$373,802	$343,121
Less: Other segment operating expenses(1)	45,431	33,819	92,700	65,783
Income from continuing operations	147,748	147,817	281,102	277,338
Interest expense and deferred financing amortization, net	25,969	20,256	51,449	39,077
Net periodic pension benefit	(2,428)	(1,601)	(4,857)	(3,117)
Other (income)/expense, net	(2,177)	2,128	(4,798)	3,088
Earnings from continuing operations before income taxes	126,384	127,034	239,308	238,290
Provision for income taxes	43,275	25,368	70,915	51,561
Earnings from continuing operations before equity in net losses of affiliate	83,109	101,666	168,393	186,729
Equity in losses of affiliate, net of tax	(28,895)	—	(28,895)	—
Net earnings from continuing operations	$54,214	$101,666	$139,498	$186,729
(1)Consists of the impact of depreciation, intangible amortization, restructuring, stock compensation and other items that neither relate to the ordinary course of the company’s business nor reflect the company’s underlying business performance.
The following table summarizes total assets by segment (in thousands):

	Jul 4, 2026	Jan 3, 2026
Commercial Foodservice	$3,579,748	$3,569,952
Food Processing	1,375,327	1,438,433
Corporate and Other(1)	405,578	1,306,781
Total	$5,360,653	$6,315,166
(1)Includes corporate and other general company assets and assets held for sale - discontinued operations.
Geographic Information
The following table summarizes long-lived assets, excluding goodwill and other intangibles, by geographical location (in thousands):

	Jul 4, 2026	Jan 3, 2026
United States and Canada	$588,765	$407,979

Asia	37,057	36,994
Europe and Middle East	253,668	254,687
Latin America	12,069	12,022
Total International	302,794	303,703

Total long-lived assets	$891,559	$711,682
(8)EMPLOYEE RETIREMENT PLANS
The following table summarizes the company's net periodic pension benefit related to the Aga Rangemaster Group Pension Scheme (in thousands):

	Three Months Ended		Six Months Ended
	Jul 4, 2026	Jun 28, 2025	Jul 4, 2026	Jun 28, 2025
Interest cost	$10,796	$12,016	$21,596	$23,428
Expected return on assets	(14,034)	(14,444)	(28,073)	(28,162)
Amortization of prior service cost	683	693	1,366	1,352
Total net periodic pension benefit	$(2,555)	$(1,735)	$(5,111)	$(3,382)

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
Certain assets and liabilities included in the determination of consideration received for the Residential Transaction have not yet legally transferred to Composition Brands as of July 4, 2026. These assets and liabilities, which are associated with distribution operations in certain international locations, have not been deconsolidated and will remain classified as assets and liabilities held for sale – discontinued operations until legal transfer is completed, which is expected within one year of the closing date. Consideration allocated to this portion of the business of $6.5 million is included in Accrued expenses in Current liabilities held for sale - discontinued operations as of July 4, 2026. During the three month period ended July 4, 2026, the company recognized a $0.6 million reversal of a previously recorded held-for-sale loss for this portion of the business, resulting in no net loss on classification as held for sale for the six month period ended July 4, 2026. The loss was originally recorded in the first quarter of 2026 to adjust the carrying value of the remaining net assets to the value of deferred consideration.
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

Financial Information
The following table summarizes the operating results of the Residential Kitchen Equipment Group as presented in Earnings/(loss) from discontinued operations, net of tax in the Condensed Consolidated Statements of Comprehensive Income (in thousands):

	Three Months Ended		Six Months Ended
	Jul 4, 2026	Jun 28, 2025	Jul 4, 2026	Jun 28, 2025
Net sales	$25	$181,060	$51,821	$357,064
Cost of sales	76	125,871	36,086	248,520
Gross profit	(51)	55,189	15,735	108,544
Selling, general and administrative expenses	1,550	46,013	22,626	86,810
Restructuring expenses	—	1,601	240	3,082
(Loss)/income from discontinued operations	(1,601)	7,575	(7,131)	18,652
Interest income, net(1)	(1)	(412)	(17)	(869)
Net periodic pension cost	—	21	—	40
Other expense, net	—	2,006	768	3,320
Loss on disposition	—	—	94,911	—
Gain on classification as held for sale	(608)	—	—	—
(Loss)/earnings from discontinued operations before income taxes	(992)	5,960	(102,793)	16,161
(Benefit from)/provision for income taxes	(1,590)	1,670	31,966	4,582
Earnings/(loss) from discontinued operations, net of tax	$598	$4,290	$(134,759)	$11,579
(1)Represents interest income directly associated with, not allocated to, the Residential Kitchen Equipment Group.
The following table summarizes the carrying amounts of major classes of assets and liabilities held for sale - discontinued operations as presented in the Condensed Consolidated Balance Sheets (in thousands):

	Jul 4, 2026	Jan 3, 2026
ASSETS
Cash and cash equivalents	$877	$22,208
Accounts receivable, net	2,978	109,280
Inventories, net	7,407	199,534
Prepaid expenses and other	221	17,951
Property, plant and equipment, net	164	150,561
Goodwill	—	229,964
Other intangibles, net	—	385,133
Pension benefits assets	—	1,150
Other assets	189	49,410
Valuation allowance - loss on classification as held for sale	—	(62,750)
Total assets held for sale - discontinued operations	$11,836	$1,102,441

LIABILITIES
Accounts payable	$1,335	$53,151
Accrued expenses	8,059	93,247
Long-term deferred tax liability	4	71,649
Other non-current liabilities	124	24,288
Total liabilities held for sale - discontinued operations	$9,522	$242,335

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company. Such factors include, but are not limited to, the possibility that the company may not realize all or any of the expected benefits of the spin-off of Midera Food Processing, Inc.; volatility in earnings resulting from goodwill and trade name impairment losses, which may occur irregularly and in varying amounts; variability in financing costs and interest rates; quarterly variations in operating results; dependence on key customers; international exposure; risks associated with the company’s foreign operations, including foreign exchange, tariffs and political risks affecting international sales; unfavorable tax law changes and tax authority rulings; ability to protect trademarks, copyrights and other intellectual property; cybersecurity attacks and other breaches in security; changing market conditions, including inflation; the impact of competitive products and pricing; the impact of announced management and organizational changes; the state of the credit markets and consumer credit; intense competition in the company's business segments including the impact of both new and established global competitors; the timely development and market acceptance of the company’s products; the availability and cost of raw materials; the company's continued ability to realize profitable growth through the sourcing and completion of strategic acquisitions; and other risks detailed herein and from time-to-time in the company’s SEC filings, including the company’s 2025 Annual Report on Form 10-K. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this report are made only as of the date hereof and, except as required by federal securities laws and rules and regulations of the SEC, the company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Residential Transaction
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
Midera Spin-off
On July 6, 2026, the company completed the previously announced separation of its food processing business, Midera Food Processing, Inc. (“Midera”), into a new, publicly traded company (the “Spin-off”). The Spin-off was achieved through the distribution by the company of 100% of the issued and outstanding shares of Midera common stock on a pro rata basis to the holders of the company’s common stock. The Spin-off is expected to qualify as a tax-free distribution for U.S. federal income tax purposes. Midera is now an independent public company trading under the symbol “MFP” on The Nasdaq Stock Market LLC.
After the Spin-off, the company will no longer consolidate Midera into its financial results. The Spin-off of Midera represents a strategic shift that will have a major effect on the company's operations and financial results. Due to this shift, the Food Processing business will be reflected in the company’s financial statements as a discontinued operation beginning in the third quarter of 2026, including for periods prior to the consummation of the Spin-off. The Food Processing business remains in continuing operations for all periods presented in this Form 10-Q.
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
In addition to tariffs, the company has been negatively impacted by inflation in wages, logistics, energy, raw materials and component costs, including electronic controls and computer memory. Price increases and pricing strategies have been implemented to mitigate the impact of cost inflation on margins and the company continues to actively monitor costs. Consumer demand in the near term has and may continue to be impacted by higher inflation levels and uncertainty surrounding the Federal Reserve’s future interest rate policy decisions.
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
Net Sales Summary (dollars in thousands)

	Three Months Ended				Six Months Ended
	Jul 4, 2026		Jun 28, 2025		Jul 4, 2026		Jun 28, 2025
	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%
Business Segments:
Commercial Foodservice	$630,613	72.0%	$580,605	72.9%	$1,246,149	72.6%	$1,143,322	74.9%
Food Processing	244,936	28.0	216,194	27.1	469,308	27.4	384,100	25.1
Total	$875,549	100.0%	$796,799	100.0%	$1,715,457	100.0%	$1,527,422	100.0%
Results of Operations
The following table sets forth certain items in the Condensed Consolidated Statements of Comprehensive Income as a percentage of net sales for the periods presented:

	Three Months Ended		Six Months Ended
	Jul 4, 2026	Jun 28, 2025	Jul 4, 2026	Jun 28, 2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.7	60.3	61.6	60.1
Gross profit	38.3	39.7	38.4	39.9
Selling, general and administrative expenses	21.3	21.0	21.9	21.6
Restructuring expenses	0.1	0.1	0.1	—
Income from continuing operations	16.9	18.6	16.4	18.3
Interest expense and deferred financing amortization, net	3.0	2.5	3.0	2.6
Net periodic pension benefit	(0.3)	(0.2)	(0.3)	(0.2)
Other (income)/expense, net	(0.2)	0.3	(0.3)	0.2
Earnings from continuing operations before income taxes	14.4	16.0	14.0	15.7
Provision for income taxes	4.9	3.2	4.1	3.4
Earnings from continuing operations before equity in net losses of affiliate	9.5	12.8	9.9	12.3
Equity in losses of affiliate, net of tax	(3.3)	—	(1.7)	—
Net earnings from continuing operations	6.2	12.8	8.2	12.3
Earnings/(loss) from discontinued operations, net of tax	0.1	0.5	(7.9)	0.8
Net earnings	6.3%	13.3%	0.3%	13.1%

Three Months Ended July 4, 2026 as compared to Three Months Ended June 28, 2025
Net Sales
Net sales for the three month period ended July 4, 2026 increased by $78.7 million or 9.9% to $875.5 million, as compared to $796.8 million in the three month period ended June 28, 2025. Net sales increased by $23.8 million, or 3.0%, from the fiscal 2025 acquisitions of Frigomeccanica and Oka. Excluding acquisitions, net sales increased $54.9 million, or 6.9%, from the prior year period. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the three month period ended July 4, 2026 increased net sales by approximately $3.9 million or 0.5%. Excluding the impact of foreign exchange and acquisitions, sales increased 6.4% for the three month period ended July 4, 2026 as compared to the prior year period, including a net sales increase of 8.3% at the Commercial Foodservice Equipment Group and a net sales increase of 1.3% at the Food Processing Equipment Group.
•Net sales of the Commercial Foodservice Equipment Group increased by $50.0 million, or 8.6%, to $630.6 million in the three month period ended July 4, 2026, as compared to $580.6 million in the prior year period. Excluding the impact of foreign exchange, net sales increased $48.2 million, or 8.3%. Domestically, the company realized a sales increase of $24.2 million, or 5.9%, to $436.8 million, as compared to $412.6 million in the prior year period. The increase in domestic sales is related to an inflection in demand and higher volumes. International sales increased $25.8 million, or 15.4%, to $193.8 million, as compared to $168.0 million in the prior year period. Excluding the impact of foreign exchange, the increase in international sales was $24.0 million, or 14.3%. The increase in international sales is related to improved market conditions, primarily in European and Latin American markets.
•Net sales of the Food Processing Equipment Group increased by $28.7 million, or 13.3%, to $244.9 million in the three month period ended July 4, 2026, as compared to $216.2 million in the prior year period. Net sales from the acquisitions of Frigomeccanica and Oka accounted for an increase of $23.8 million during the three month period ended July 4, 2026. Excluding the impact of foreign exchange and acquisitions, net sales increased $2.8 million, or 1.3%, at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $0.7 million, or 0.8%, to $126.0 million, as compared to $125.0 million in the prior year period. Excluding acquisitions, the increase in domestic sales was $0.3 million, or 0.2%. The increase in domestic sales is primarily driven by higher sales volumes of bakery and protein products, partially offset by lower sales volumes of snack products. International sales increased $27.7 million, or 30.4%, to $118.9 million, as compared to $91.2 million in the prior year period. Excluding the impact of foreign exchange and acquisitions, the increase in international sales was $2.5 million, or 2.7%. The increase in international sales is primarily related to higher sales volumes of protein and bakery products in the European market, partially offset by fewer projects in the Middle East.
Gross Profit
Gross profit increased to $335.1 million in the three month period ended July 4, 2026, as compared to $316.1 million in the prior year period, primarily driven by higher sales volumes. The impact of foreign exchange rates increased gross profit by approximately $1.4 million. The gross margin rate was 38.3% in the three month period ended July 4, 2026, as compared to 39.7% in the prior year period, primarily impacted by tariffs, input cost inflation and product mix.
•Gross profit at the Commercial Foodservice Equipment Group increased by $13.7 million, or 5.8%, to $247.9 million in the three month period ended July 4, 2026, as compared to $234.2 million in the prior year period. The impact of foreign exchange rates increased gross profit by approximately $0.8 million. The gross margin rate decreased to 39.3%, as compared to 40.3% in the prior year period, primarily driven by tariffs, input cost inflation and product mix. The gross margin rate, excluding the impact of foreign exchange, was 39.3%.
•Gross profit at the Food Processing Equipment Group increased by $5.8 million, or 7.2%, to $86.7 million in the three month period ended July 4, 2026, as compared to $80.9 million in the prior year period. Gross profit from the acquisitions of Frigomeccanica and Oka increased gross profit by $6.0 million. The impact of foreign exchange rates increased gross profit by approximately $0.6 million. Excluding the impact of foreign exchange rates and acquisitions, gross profit decreased by $0.8 million. The gross profit margin rate decreased to 35.4%, as compared to 37.4% in the prior year period, primarily related to tariffs, input cost inflation and product mix. The gross margin rate, excluding the impact of foreign exchange and acquisitions, was 36.6%.
Selling, General and Administrative Expenses
Combined selling, general and administrative expenses increased to $186.6 million in the three month period ended July 4, 2026, as compared to $167.6 million in the three month period ended June 28, 2025. As a percentage of net sales, selling, general and administrative expenses were 21.3% in the three month period ended July 4, 2026 as compared to 21.0% in the three month period ended June 28, 2025.

Selling, general and administrative expenses reflect increased costs of $3.0 million associated with acquisitions, including $0.1 million of intangible amortization expense. Selling, general and administrative expenses reflect increases in combined compensation costs and share-based compensation of $10.3 million and strategic transaction costs of $8.9 million, partially offset by a decrease in professional fees of $2.4 million and a decrease in contingent consideration of $2.3 million. Foreign exchange rates had an unfavorable impact of $1.1 million.
Restructuring Expenses
Restructuring expenses were $0.7 million for the three month period ended July 4, 2026 and $0.7 million for the three month period ended June 28, 2025. Restructuring expenses in the three month periods ended July 4, 2026 and June 28, 2025 related primarily to headcount reductions and facility consolidations within the Commercial Foodservice Equipment Group.
Non-operating Income and Expenses
Interest and deferred financing amortization costs were $26.0 million in the three month period ended July 4, 2026, as compared to $20.3 million in the prior year period, primarily reflecting the increase in interest rates. Net periodic pension benefit increased $0.8 million to $2.4 million in the three month period ended July 4, 2026, as compared to $1.6 million in the prior year period, primarily due to a decrease in the discount rate used to calculate interest cost in the current year. Other income was $2.2 million in the three month period ended July 4, 2026, as compared to other expense of $2.1 million in the prior year period. The change was primarily driven by income of $2.7 million in the current period related to the change in fair value of the note receivable.
Income Taxes
A tax provision of $43.3 million, at an effective rate of 34.2%, was recorded during the three month period ended July 4, 2026, as compared to a tax provision of $25.4 million at an effective rate of 20.0% in the prior year period. During the three month period ended July 4, 2026, the effective tax rate was higher than the prior year period primarily due to discrete tax items related to certain internal restructurings associated with the Spin-off and other foreign discrete tax items. The effective tax rate was higher than the U.S. statutory tax rate of 21.0% primarily due to non-deductible expenses, state taxes and foreign rate differentials.
Equity in Losses of Affiliate, Net of Tax
Equity in losses of affiliate, net of tax, representing the company's share of Composition Brands' results, were $28.9 million for the three month period ended July 4, 2026, which included $17.0 million of expenses from preliminary purchase accounting adjustments, $6.2 million of interest expense and $5.0 million of non-recurring, transaction-related costs. The company has elected to report its share of Composition Brands' results of operations on a one-quarter lag. The results recognized during the three month period ended July 4, 2026 cover the period beginning on the date the Residential Transaction was completed, February 2, 2026, and ending on April 4, 2026. See Note 4 to the Condensed Consolidated Financial Statements for further details.
Earnings/(Loss) from Discontinued Operations, Net of Tax
Earnings from discontinued operations, net of tax, were $0.6 million in the three month period ended July 4, 2026, as compared to $4.3 million in the three month period ended June 28, 2025. Prior year results include activity for the entire Residential Kitchen Equipment Group, whereas current period results only include activity associated with limited distribution operations in certain international locations that have not yet transferred to Composition Brands as of July 4, 2026. See Note 9 to the Condensed Consolidated Financial Statements for further details.
Six Months Ended July 4, 2026 as compared to Six Months Ended June 28, 2025
Net Sales
Net sales for the six month period ended July 4, 2026 increased by $188.1 million, or 12.3%, to $1,715.5 million as compared to $1,527.4 million in the six month period ended June 28, 2025. Net sales increased by $31.4 million, or 2.1%, from the fiscal 2025 acquisitions of Frigomeccanica and Oka. Excluding acquisitions, net sales increased $156.7 million, or 10.3%, from the prior year period. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the six month period ended July 4, 2026 increased net sales by approximately $18.5 million. Excluding the impact of foreign exchange and acquisitions, sales increased 9.0% for the six month period ended July 4, 2026 as compared to the prior year period, including a net sales increase of 8.2% at the Commercial Foodservice Equipment Group and a net sales increase of 11.6% at the Food Processing Equipment Group.
•Net sales of the Commercial Foodservice Equipment Group increased by $102.9 million, or 9.0%, to $1,246.2 million in the six month period ended July 4, 2026, as compared to $1,143.3 million in the prior year period. Excluding the impact of foreign exchange, net sales increased $93.7 million, or 8.2%, at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales increase of $58.7 million, or 7.1%, to $885.1 million, as compared to $826.4 million in the prior year period. The increase in domestic sales is related to an inflection in demand and higher volumes. International sales increased $44.2 million, or 13.9%, to $361.1 million, as compared to $316.9 million in the prior year period. Excluding the impact of foreign exchange, the net sales increase in international sales was $35.0 million, or 11.0%. The increase in international sales is related to improvements in market conditions, primarily in European and Latin American markets.
•Net sales of the Food Processing Equipment Group increased by $85.2 million, or 22.2%, to $469.3 million in the six month period ended July 4, 2026, as compared to $384.1 million in the prior year period. Net sales from the acquisitions of Frigomeccanica and Oka accounted for an increase of $31.4 million during the six month period ended July 4, 2026. Excluding the impact of acquisitions, net sales of the Food Processing Equipment Group increased $53.8 million, or 14.0%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales increased $44.5 million, or 11.6%, at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $22.9 million, or 10.5%, to $241.0 million, as compared to $218.1 million in the prior year period. This includes an increase of $1.0 million from recent acquisitions. Excluding acquisitions, the net increase in domestic sales was $21.9 million, or 10.0%, as compared to the prior year period. The increase in domestic sales is driven by higher sales volumes of protein, bakery and snack products. International sales increased $62.3 million, or 37.5%, to $228.3 million, as compared to $166.0 million in the prior year period. This includes an increase of $30.4 million from the recent acquisitions and an increase of $9.3 million related to the favorable impact of foreign exchange rates. Excluding the impact of foreign exchange and acquisitions, the net sales increase in international sales was $22.6 million, or 13.6%. The increase in international sales reflects growth driven primarily by protein and bakery products in the European markets.
Gross Profit
Gross profit increased to $658.3 million in the six month period ended July 4, 2026 as compared to $608.7 million in the prior year period, primarily driven by higher sales volumes. The impact of foreign exchange rates increased gross profit by approximately $7.1 million. The gross margin rate was 38.4% in the six month period ended July 4, 2026 as compared to 39.9% in the six month period ended June 28, 2025, primarily impacted by tariffs, input cost inflation and product mix.
•Gross profit at the Commercial Foodservice Equipment Group increased by $27.9 million, or 6.0%, to $494.3 million in the six month period ended July 4, 2026, as compared to $466.4 million in the prior year period. The impact of foreign exchange rates increased gross profit by approximately $3.9 million. The gross margin rate decreased to 39.7%, as compared to 40.8% in the prior year period, primarily driven by tariffs, input cost inflation and product mix. The gross margin rate, excluding the impact of foreign exchange, was 39.6%.
•Gross profit at the Food Processing Equipment Group increased by $22.2 million, or 15.6%, to $164.1 million in the six month period ended July 4, 2026, as compared to $141.9 million in the prior year period. Gross profit from the acquisitions of Frigomeccanica and Oka increased gross profit by $7.4 million. Excluding acquisitions, gross profit increased by $14.8 million. The impact of foreign exchange rates increased gross profit by approximately $3.2 million. The gross profit margin rate decreased to 35.0%, as compared to 36.9% in the prior year period, primarily related to tariffs, input cost inflation and product mix. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 35.8%.
Selling, General and Administrative Expenses
Combined selling, general and administrative expenses increased to $374.9 million in the six month period ended July 4, 2026, as compared to $329.4 million in the six month period ended June 28, 2025. As a percentage of net sales, selling, general and administrative expenses were 21.9% in the six month period ended July 4, 2026, as compared to 21.6% in the six month period ended June 28, 2025.
Selling, general and administrative expenses reflect increased costs of $6.0 million associated with acquisitions, including $0.7 million of intangible amortization expense. Selling, general and administrative expenses reflect increases in combined compensation costs and share-based compensation of $22.9 million, strategic transaction costs of $15.4 million, travel and entertainment expenses of $2.5 million. This was offset by lower intangible amortization expenses of $2.0 million. Foreign exchange rates had an unfavorable impact of $4.9 million.
Restructuring Expenses
Restructuring expenses increased $0.4 million to $2.3 million in the six month period ended July 4, 2026 from $1.9 million in the six month period ended June 28, 2025. Restructuring expenses in the six month periods ended July 4, 2026 and June 28, 2025 related primarily to headcount reductions and facility consolidations within the Commercial Foodservice Equipment Group.

Non-operating Income and Expenses
Interest and deferred financing amortization costs were $51.4 million in the six month period ended July 4, 2026, as compared to $39.1 million in the prior year period, primarily reflecting the increase in interest rates. Net periodic pension benefit increased $1.8 million to $4.9 million in the six month period ended July 4, 2026, as compared to $3.1 million in the prior year period related to the decrease in discount rate used to calculate the interest cost and increase in expected return on assets as a result of the higher asset value. Other income was $4.8 million in the six month period ended July 4, 2026, as compared to other expense of $3.1 million in the prior year period. The change was primarily driven by income of $4.5 million in the current period related to the change in fair value of the note receivable.
Income Taxes
A tax provision of $70.9 million, at an effective rate of 29.6%, was recorded during the six month period ended July 4, 2026, as compared to $51.6 million at an effective rate of 21.6% in the prior year period. During the six month period ended July 4, 2026, the effective tax rate was higher than the prior year period primarily due to discrete tax items related to certain internal restructurings associated with the Spin-off and other foreign discrete tax items. The effective tax rate was higher than the U.S. statutory tax rate of 21.0% primarily due to non-deductible expenses, state taxes and foreign rate differentials.
Equity in Losses of Affiliate, Net of Tax
Equity in losses of affiliate, net of tax, representing the company's share of Composition Brands' results, was $28.9 million for the six month period ended July 4, 2026, which included $17.0 million of expenses from preliminary purchase accounting adjustments, $6.2 million of interest expense and $5.0 million of non-recurring, transaction-related costs. The results recognized during the six month period ended July 4, 2026 cover the period beginning on the date the Residential Transaction was completed, February 2, 2026, and ending on April 4, 2026. See Note 4 to the Condensed Consolidated Financial Statements for further details.
Earnings/(Loss) from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax, was $134.8 million in the six month period ended July 4, 2026, as compared to earnings from discontinued operations, net of tax, of $11.6 million in the six month period ended June 28, 2025. During the six month period ended July 4, 2026, the company recorded a pre-tax loss on disposition of $94.9 million. Prior year results include activity for the full reporting period, whereas current period results only include activity through the close of the Residential Transaction on February 2, 2026 and limited distribution operations in certain international locations that have not yet transferred to Composition Brands as of July 4, 2026. See Note 9 to the Condensed Consolidated Financial Statements for further details.
Financial Condition and Liquidity
Total cash and cash equivalents decreased by $63.0 million to $159.2 million at July 4, 2026 from $222.2 million at January 3, 2026. Total debt decreased to $2.0 billion at July 4, 2026 from $2.2 billion at January 3, 2026.
Operating Activities
Net cash provided by operating activities - continuing operations after changes in assets and liabilities amounted to $187.5 million as compared to $229.0 million in the prior year. During the six month period ended July 4, 2026, working capital changes impacted operating cash flows primarily driven by increased inventory levels of $51.7 million due to increased sales and inflationary increases in costs, an increase in prepaid expenses and other assets of $38.4 million due to impacts from the timing of tax payments and status of over-time revenue contracts, an increase in accounts receivable of $32.2 million due to higher sales volumes, an increase in accounts payable of $19.8 million and a decrease of $41.6 million in accrued expenses and other liabilities, including impacts from the timing of payments made for taxes, various customer programs and incentive programs.
Investing Activities
During the six month period ended July 4, 2026, net cash provided by investing activities - continuing operations amounted to $544.9 million. This included $564.6 million in proceeds received from the Residential Transaction, net of cash transferred. Cash used to fund acquisitions and investments amounted to $1.1 million, which included payment of $0.9 million for the finalization of the working capital provision provided by the purchase agreement for a prior year acquisition. Additionally, $18.6 million was expended, primarily to upgrade production equipment, manufacturing facilities, and investments in innovation centers.
Financing Activities
Net cash flows used for financing activities amounted to $787.5 million during the six month period ended July 4, 2026. The company’s borrowing activities during 2026 included $419.1 million of net repayments under its Credit Facility. Additionally, in 2026 the company repurchased $575.8 million of Middleby common stock shares. This was comprised of $565.9 million used to repurchase 3,793,467 shares of its common stock under a repurchase program and $9.9 million to repurchase 62,107 shares of Middleby common stock that were surrendered to the company for withholding taxes related to restricted stock vestings.
At July 4, 2026, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
Recently Issued Accounting Standards
See Note 1(n) to the Condensed Consolidated Financial Statements for further information on new accounting pronouncements.
Critical Accounting Policies and Estimates
Management's discussion and analysis of financial condition and results of operations are based upon the company's Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures. On an ongoing basis, the company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions and any such differences could be material to the company's Condensed Consolidated Financial Statements. There have been no changes in the company's critical accounting policies, which include revenue recognition, inventories, goodwill and indefinite-life intangibles, convertible debt, pension benefits, and income taxes, as discussed in the company's Annual Report on Form 10-K for the year ended January 3, 2026 (the “2025 Annual Report on Form 10-K”), except for the adoption of new critical accounting policies pertaining to equity method investments and note receivables, which were implemented in connection with the Residential Transaction completed during the current year, as discussed in Note 4 to the Condensed Consolidated Financial Statements.
Item 3.      Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s variable rate debt obligations (in thousands):

2026	$22,281
2027	44,299
2028	1,666,189
2029	3,661
2030 and thereafter	244,814
$1,981,244
The company is exposed to interest rate risk on its floating-rate debt. The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of July 4, 2026, the fair value of these instruments was an asset of $8.4 million. The change in fair value of these swap agreements in the first six months of 2026 was a loss of $2.2 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.
Foreign Exchange Derivative Financial Instruments
The company uses derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third-party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted foreign exchange rates would not have a material impact on the company's financial position, results of operations and cash flows. The fair value of the forward contracts was a loss of $0.2 million at the end of the second quarter of 2026.

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
As of July 4, 2026, the company's management, with the participation of the company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended July 4, 2026, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the six months ended July 4, 2026, except as follows:
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds
(c)Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program(1)
April 5, 2026 to May 2, 2026	1,080,869	$141.75	1,080,869	3,388,786
May 3, 2026 to May 30, 2026	327,193	143.09	327,193	3,061,593
May 31, 2026 to July 4, 2026	—	—	—	3,061,593
Quarter ended July 4, 2026	1,408,062	$142.06	1,408,062	3,061,593
(1)On November 7, 2017, the company's Board of Directors resolved to terminate the company's existing share repurchase program, effective as of such date, which was originally adopted in 1998, and approved a new stock repurchase program. This program authorizes the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. In May 2022, July 2024 and May 2025, the company's Board of Directors approved the repurchase of an additional 2,500,000, 2,500,000 and 7,500,000 shares of its outstanding common stock under the current program, respectively. As of July 4, 2026, the total number of shares authorized for repurchase under the program is 15,000,000 shares. As of July 4, 2026, 11,938,407 shares had been purchased under the stock repurchase program and 3,061,593 shares remained authorized for repurchase.
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
Item 6.      Exhibits
The following exhibits are either filed with this report or incorporated by reference into this report:

10.1	The Middleby Corporation Executive Severance Plan, incorporated by reference to the company’s Form 8-K Exhibit 10.1 filed on May 26, 2026.
10.2	The Middleby Corporation Value Creation Incentive Plan, as amended and restated, incorporated by reference to the company’s Form 8-K Exhibit 10.2 filed on May 26, 2026.
31.1	Rule 13a-14(a)/15d -14(a) Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a)/15d -14(a) Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Principal Executive Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).
32.2	Certification by the Principal Financial Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).
101
Financial statements on Form 10-Q for the quarter ended July 4, 2026, filed on August 13, 2026, formatted in Inline Extensive Business Reporting Language (iXBRL); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline Extensive Business Reporting Language (iXBRL) and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	August 13, 2026	By:	/s/ Brittany C. Cerwin
Brittany C. Cerwin
Chief Financial Officer