Form 10-Q
period 2026-10-03
MIDDLEBY Corp
filed 2026-11-12
CIK 769520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended October 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒
The number of shares outstanding of the Registrant’s class of common stock, as of November 9, 2026, was 43,555,491 shares.

THE MIDDLEBY CORPORATION
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION
Item 1.      Condensed Consolidated Financial Statements
THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(Unaudited)

	Oct 3, 2026	Jan 3, 2026
ASSETS
Current assets:
Cash and cash equivalents	$104,327	$131,657
Accounts receivable, net of allowances for credit losses of $15,920 and $14,949	418,158	357,729
Inventories, net	522,373	501,855
Prepaid expenses and other	43,370	37,398
Prepaid taxes	23,786	40,548
Current assets of discontinued operations	11,809	1,673,456
Total current assets	1,123,823	2,742,643
Property, plant and equipment, net of accumulated depreciation of $269,522 and $247,600	263,525	270,587
Goodwill	1,293,539	1,297,332
Other intangibles, net of accumulated amortization of $499,296 and $468,976	844,203	887,936
Long-term deferred tax assets	5,777	6,992
Pension benefits assets	114,147	106,444
Equity method investment	73,405	—
Note receivable	84,053	—
Other assets	128,165	140,527
Non-current assets of discontinued operations	—	862,705
Total assets	$3,930,637	$6,315,166

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$40,320	$40,431
Accounts payable	156,054	132,354
Accrued expenses	355,491	361,814
Current liabilities of discontinued operations	9,928	533,632
Total current liabilities	561,793	1,068,231
Long-term debt	1,708,352	2,101,075
Long-term deferred tax liability	180,356	119,390
Accrued pension benefits	7,147	7,629
Other non-current liabilities	141,972	141,072
Non-current liabilities of discontinued operations	—	101,540
Stockholders' equity:
Preferred stock, $0.01 par value; none issued	—	—
Common stock, $0.01 par value; 65,119,913 and 64,964,586 shares issued	153	153
Paid-in capital	624,726	602,765
Treasury stock, at cost; 20,858,237 and 16,041,990 shares	(2,424,015)	(1,735,281)
Retained earnings	3,238,575	4,050,456
Accumulated other comprehensive loss	(108,422)	(141,864)
Total stockholders' equity	1,331,017	2,776,229
Total liabilities and stockholders' equity	$3,930,637	$6,315,166
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Oct 3, 2026	Sep 27, 2025	Oct 3, 2026	Sep 27, 2025
Net sales	$652,575	$606,001	$1,898,724	$1,749,323
Cost of sales	402,904	368,025	1,154,927	1,044,536
Gross profit	249,671	237,976	743,797	704,787
Selling, general and administrative expenses	128,095	113,836	389,044	355,691
Restructuring expenses	2,456	349	4,623	2,232
Impairments	20,394	—	20,394	—
Income from continuing operations	98,726	123,791	329,736	346,864
Interest expense and deferred financing amortization, net	22,875	25,299	73,898	64,371
Net periodic pension benefit	(2,449)	(1,597)	(7,306)	(4,714)
Other expense/(income), net	1,101	(2,026)	(4,972)	11,890
Earnings from continuing operations before income taxes	77,199	102,115	268,116	275,317
Provision for income taxes	19,167	23,131	68,362	63,617
Earnings from continuing operations before equity in net losses of affiliate	58,032	78,984	199,754	211,700
Equity in losses of affiliate, net of tax	(38,664)	—	(67,559)	—
Net earnings from continuing operations	19,368	78,984	132,195	211,700
Loss from discontinued operations, net of tax	(20,983)	(591,962)	(129,071)	(526,370)
Net (loss)/earnings	$(1,615)	$(512,978)	$3,124	$(314,670)

Net (loss)/earnings per share(1):
Basic from continuing operations	$0.43	$1.56	$2.89	$4.05
Basic from discontinued operations	(0.47)	(11.72)	(2.82)	(10.08)
Basic (loss)/earnings per share	$(0.04)	$(10.15)	$0.07	$(6.02)

Diluted from continuing operations	$0.43	$1.55	$2.88	$4.00
Diluted from discontinued operations	(0.47)	(11.63)	(2.82)	(9.95)
Diluted (loss)/earnings per share	$(0.04)	$(10.08)	$0.07	$(5.95)

Weighted average number of shares
Basic	44,871	50,521	45,810	52,244
Dilutive common stock equivalents	29	387	19	651
Diluted	44,900	50,908	45,829	52,895

Comprehensive income/(loss)	$2,690	$(539,029)	$1,778	$(194,585)
(1)Net (loss)/earnings per share amounts for continuing operations and discontinued operations are calculated independently and may not sum to total net (loss)/earnings per share due to rounding.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(amounts in thousands)
(Unaudited)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance, July 4, 2026	$153	$618,767	$(2,316,646)	$4,055,195	$(147,515)	$2,209,954
Net loss	—	—	—	(1,615)	—	(1,615)
Currency translation adjustments	—	—	—	—	(1,968)	(1,968)
Change in unrecognized pension benefit costs, net of tax of $(16)	—	—	—	—	1,409	1,409
Unrealized gain on interest rate swap, net of tax of $1,541	—	—	—	—	4,864	4,864
Midera Spin-off	—	—	—	(815,005)	34,788	(780,217)
Stock compensation	—	5,959	—	—	—	5,959
Purchase of treasury stock	—	—	(107,369)	—	—	(107,369)
Balance, October 3, 2026	$153	$624,726	$(2,424,015)	$3,238,575	$(108,422)	$1,331,017

Balance, January 3, 2026	$153	$602,765	$(1,735,281)	$4,050,456	$(141,864)	$2,776,229
Net earnings	—	—	—	3,124	—	3,124
Currency translation adjustments	—	—	—	—	(33,446)	(33,446)
Change in unrecognized pension benefit costs, net of tax of $222	—	—	—	—	2,913	2,913
Unrealized gain on interest rate swap, net of tax of $861	—	—	—	—	2,670	2,670
Reclassification due to sale of Residential Kitchen Equipment Group	—	—	—	—	26,517	26,517
Midera Spin-off	—	—	—	(815,005)	34,788	(780,217)
Stock compensation	—	21,961	—	—	—	21,961
Purchase of treasury stock	—	—	(688,734)	—	—	(688,734)
Balance, October 3, 2026	$153	$624,726	$(2,424,015)	$3,238,575	$(108,422)	$1,331,017

Balance, June 28, 2025	$148	$528,889	$(1,309,723)	$4,526,495	$(123,254)	$3,622,555
Net loss	—	—	—	(512,978)	—	(512,978)
Currency translation adjustments	—	—	—	—	(26,247)	(26,247)
Change in unrecognized pension benefit costs, net of tax of $(579)	—	—	—	—	2,796	2,796
Unrealized loss on interest rate swap, net of tax of $(811)	—	—	—	—	(2,600)	(2,600)
Stock compensation	—	(104)	—	—	—	(104)
Conversion of Convertible Note	5	2,968	—	—	—	2,973
Purchase of treasury stock	—	—	(148,610)	—	—	(148,610)
Exercise of Capped Calls	—	64,898	(64,898)	—	—	—
Balance, September 27, 2025	$153	$596,651	$(1,523,231)	$4,013,517	$(149,305)	$2,937,785

Balance, December 28, 2024	$148	$520,177	$(940,691)	$4,328,187	$(269,390)	$3,638,431
Net loss	—	—	—	(314,670)	—	(314,670)
Currency translation adjustments	—	—	—	—	135,229	135,229
Change in unrecognized pension benefit costs, net of tax of $360	—	—	—	—	(3,378)	(3,378)
Unrealized loss on interest rate swap, net of tax of $(3,614)	—	—	—	—	(11,766)	(11,766)
Stock compensation	—	8,608	—	—	—	8,608
Conversion of Convertible Notes	5	2,968	—	—	—	2,973
Purchase of treasury stock	—	—	(517,642)	—	—	(517,642)
Exercise of Capped Calls	—	64,898	(64,898)	—	—	—
Balance, September 27, 2025	$153	$596,651	$(1,523,231)	$4,013,517	$(149,305)	$2,937,785
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	Nine Months Ended
	Oct 3, 2026	Sep 27, 2025
Cash flows from operating activities:
Net earnings/(loss)	$3,124	$(314,670)
Loss from discontinued operations, net of tax	(129,071)	(526,370)
Earnings from continuing operations, net of tax	132,195	211,700
Adjustments to reconcile earnings from continuing operations, net of tax to net cash provided by operating activities - continuing operations:
Depreciation and amortization	57,909	61,253
Non-cash share-based compensation	20,290	6,168
Deferred income taxes	31,555	27,621
Net periodic pension benefit	(7,306)	(4,714)
Impairments	20,394	—
Equity in losses of affiliate, net of tax	67,559	—
Changes in fair value of note receivable	(1,673)	—
Other non-cash items	723	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(63,564)	(19,440)
Inventories, net	(24,196)	3,877
Prepaid expenses and other assets	23,098	(21,223)
Accounts payable	24,758	19,656
Accrued expenses and other liabilities	(23,451)	13,850
Net cash provided by operating activities - continuing operations	258,291	298,748
Net cash (used in)/provided by operating activities - discontinued operations	(10,314)	140,730
Net cash provided by operating activities	247,977	439,478
Cash flows from investing activities:
Net additions to property, plant and equipment	(18,366)	(22,624)
Purchase of intangible assets	—	(1,114)
Proceeds from sale of 51% interest in Residential Kitchen Equipment Group, net of cash transferred	564,575	—
Acquisitions, net of cash acquired	—	(3,458)
Net cash provided by/(used in) investing activities - continuing operations	546,209	(27,196)
Net cash used in investing activities - discontinued operations	(8,709)	(83,361)
Net cash provided by/(used in) investing activities	537,500	(110,557)
Cash flows from financing activities:
Proceeds from Credit Facility	885,000	865,500
Repayments under Credit Facility	(1,278,347)	(449,264)
Payment of principal upon maturity of Convertible Notes	—	(744,527)
Repayments of foreign loans	(177)	(120)
Payments of deferred purchase price	(5,158)	(8,156)
Repurchase of treasury stock	(688,371)	(514,301)
Debt issuance costs on Credit Facility	—	(3,167)
Dividend received from spin-off of Midera	233,000	—
Other, net	—	187
Net cash used in financing activities - continuing operations	(854,053)	(853,848)
Net cash used in financing activities - discontinued operations	(64,754)	(12,191)
Net cash used in financing activities	(918,807)	(866,039)

Effect of exchange rates on cash and cash equivalents	(5,623)	22,715

Changes in cash and cash equivalents and cash and cash equivalents of discontinued operations:
Net decrease	(138,953)	(514,403)
Balance at beginning of period	244,447	689,533
Balance at end of period	$105,494	$175,130

Non-cash investing and financing activities:
Non-cash consideration from sale of Residential Kitchen Equipment Group - Retained Investment	$150,847	$—
Non-cash consideration from sale of Residential Kitchen Equipment Group - Note Receivable	82,380	—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MIDDLEBY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 3, 2026
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
In the opinion of management, the financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the company as of October 3, 2026 and January 3, 2026, the results of operations for the three and nine months ended October 3, 2026 and September 27, 2025, cash flows for the nine months ended October 3, 2026 and September 27, 2025 and statement of stockholders' equity for the three and nine months ended October 3, 2026 and September 27, 2025.
Residential Transaction
On February 2, 2026, the company completed a transaction selling a 51% stake in its Residential Kitchen Equipment Group to an affiliate of 26North Partners LP (the “Residential Transaction”). Upon the close of the Residential Transaction, the company retained a 49% non-controlling equity interest in Composition Brands, a new standalone entity holding the Residential Kitchen Equipment business ("Composition Brands"). The company received cash proceeds at closing of $564.6 million, net of cash disposed, and a promissory note payable by Composition Brands in the principal amount of $135.0 million, with an initial fair value of $82.4 million. The company's retained interest in Composition Brands had an initial fair value of $150.8 million.
The sale of the Residential Kitchen Equipment Group represents a strategic shift that will have a major effect on the company's operations and financial results. Due to this shift, the Residential Kitchen Equipment Group’s financial results are reflected in the Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows as discontinued operations through the date of deconsolidation. The assets and liabilities of the Residential Kitchen Equipment Group have been reclassified and reported as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets through the date of deconsolidation. These changes have been applied to all periods presented. Additionally, all of the Notes to the Condensed Consolidated Financial Statements have been retrospectively restated to only include the company's continuing operations, unless noted otherwise.
The Residential Kitchen Equipment Group, historically presented as a reportable segment, is no longer included in segment results. Certain prior year amounts within the company's segment reporting that were previously associated with the Residential Kitchen Equipment Group were excluded from the scope of the Residential Transaction and are now included within Corporate and Other. All prior period segment disclosures have been recast to reflect these changes. See Note 6 to these Notes to the Condensed Consolidated Financial Statements for further information regarding the company’s business segment results.
See Notes 3 and 8 to these Notes to the Condensed Consolidated Financial Statements for further information on the retained equity method investment and discontinued operations, respectively.
Midera Spin-off
On July 6, 2026, the company completed the previously announced separation of its food processing business, Midera Food Processing, Inc. (“Midera”), into a new, publicly traded company (the “Spin-off”). The Spin-off was achieved through the distribution by the company of 100% of the issued and outstanding shares of Midera common stock on a pro rata basis to the holders of the company’s common stock. The Spin-off was structured as a tax-free distribution for U.S. federal income tax purposes. Midera is now an independent public company trading under the symbol “MFP” on The Nasdaq Stock Market LLC.
The Spin-off of Midera represents a strategic shift that will have a major effect on the company's operations and financial results. Due to this shift, Midera’s financial results are reflected in the Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows as discontinued operations through the date of deconsolidation. The assets and liabilities of Midera have been reclassified and reported as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets through the date of deconsolidation. These changes have been applied to all periods presented. Additionally, all of the Notes to the Condensed Consolidated Financial Statements have been retrospectively restated to only include the company's continuing operations, unless noted otherwise.
Midera, historically presented as the Food Processing Equipment Group reportable segment, is no longer included in segment results. See Note 6 to these Notes to the Condensed Consolidated Financial Statements for further information regarding the company’s business segment results.
See Note 8 to these Notes to the Condensed Consolidated Financial Statements for further information on discontinued operations.
Closure of Brewing Businesses
During the third quarter of 2026, the company announced it would close its brewing businesses with the wind-down expected to be substantially complete by the end of fiscal 2026.
In connection with the decision to close the businesses, the company recognized non-cash impairment charges of $20.0 million during the three and nine months ended October 3, 2026, included in Impairments in the Condensed Consolidated Statements of Comprehensive Income. These impairment charges include write-downs of $10.1 million related to intangible assets, $0.8 million related to property, plant and equipment, and $3.1 million related to operating lease right-of-use assets to their estimated fair values, as well as a write-down of $6.0 million related to a cost method investment in a brewing-related business. Additionally, the company recorded $5.5 million of other non-cash charges in connection with the closure, primarily comprised of inventory excess and obsolescence reserves, reflected in Cost of sales in the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 3, 2026. The company expects to incur additional charges related to severance and other exit costs as the closure progresses.
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
(b)Inventories
Inventories consist of the following (in thousands):

	Oct 3, 2026	Jan 3, 2026
Raw materials and parts	$307,636	$291,992
Work-in-process	37,196	33,781
Finished goods	177,541	176,082
Inventories, net	$522,373	$501,855
(c)Goodwill and Other Intangibles
Goodwill
Changes in the carrying amount of goodwill for the nine months ended October 3, 2026 are as follows (in thousands):

Balance as of January 3, 2026	$1,297,332
Exchange effect and other	(3,793)
Balance as of October 3, 2026	$1,293,539
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

Other Intangibles
Intangible assets consist of the following (in thousands):

	October 3, 2026		January 3, 2026
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	$582,728	$(453,913)	$583,984	$(426,578)
Developed technology	64,550	(45,383)	66,035	(42,398)
Total amortized intangible assets	$647,278	$(499,296)	$650,019	$(468,976)

Indefinite-lived assets:
Trademarks and trade names	$696,221		$706,893
Intangible amortization expense was $11.3 million and $10.7 million for the three month period ended October 3, 2026 and September 27, 2025, respectively. Intangible amortization expense was $32.5 million and $32.9 million for the nine month period ended October 3, 2026 and September 27, 2025, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Remainder of 2026	$9,343
2027	33,903
2028	27,761
2029	23,320
2030	21,072
Thereafter	32,583
$147,982
(d)Accrued Expenses
Accrued expenses consist of the following (in thousands):

	Oct 3, 2026	Jan 3, 2026
Accrued payroll and related expenses	$80,381	$75,582
Accrued warranty	69,922	70,652
Accrued customer rebates	55,026	56,584
Contract liabilities	41,421	37,236
Accrued short-term leases	16,010	15,115
Accrued sales and other tax	15,509	13,431
Accrued agent commission	12,141	12,410
Accrued product liability and workers compensation	10,657	8,157
Accrued contingent consideration	8,431	14,456
Accrued professional fees	5,665	15,394
Other accrued expenses	40,328	42,797
Accrued expenses	$355,491	$361,814
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
(f)Other Comprehensive Income/(Loss)
Changes in accumulated other comprehensive loss(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Balance as of January 3, 2026	$(69,612)	$(80,363)	$8,111	$(141,864)
Other comprehensive (loss)/income before reclassification	(33,446)	1,374	8,966	(23,106)
Amounts reclassified from accumulated other comprehensive loss	23,647	4,409	(6,296)	21,760
Net current-period other comprehensive (loss)/income	(9,799)	5,783	2,670	(1,346)
Midera Spin-off	34,788	—	—	34,788
Balance as of October 3, 2026	$(44,623)	$(74,580)	$10,781	$(108,422)

Balance as of December 28, 2024	$(213,255)	$(78,534)	$22,399	$(269,390)
Other comprehensive income/(loss) before reclassification	135,229	(4,966)	1,521	131,784
Amounts reclassified from accumulated other comprehensive loss	—	1,588	(13,287)	(11,699)
Net current-period other comprehensive income/(loss)	135,229	(3,378)	(11,766)	120,085
Balance as of September 27, 2025	$(78,026)	$(81,912)	$10,633	$(149,305)
(1)As of October 3, 2026, pension and unrealized loss on interest rate swap amounts, net of tax, were $16.2 million and $4.4 million, respectively. During the nine months ended October 3, 2026, the adjustments to pension and unrealized loss on interest rate swap amounts, net of tax, were $0.2 million and $0.9 million, respectively. As of September 27, 2025, pension and unrealized gain on interest rate swap amounts, net of tax, were $14.2 million and $4.4 million, respectively. During the nine months ended September 27, 2025, the adjustments to pension and unrealized gain on interest rate swap amounts, net of tax, were $0.4 million and $(3.6) million, respectively.
Components of other comprehensive income/(loss) were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 3, 2026	Sep 27, 2025	Oct 3, 2026	Sep 27, 2025
Net (loss)/earnings	$(1,615)	$(512,978)	$3,124	$(314,670)
Currency translation adjustment	(1,968)	(26,247)	(33,446)	135,229
Pension liability adjustment, net of tax	1,409	2,796	2,913	(3,378)
Unrealized loss on interest rate swaps, net of tax	4,864	(2,600)	2,670	(11,766)
Reclassification due to sale of Residential Kitchen Equipment Group	—	—	26,517	—
Comprehensive income/(loss)	$2,690	$(539,029)	$1,778	$(194,585)
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

The company’s financial assets and liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of October 3, 2026
Financial Assets:
Note receivable	$—	$—	$84,053	$84,053
Interest rate swaps	—	14,761	—	14,761
Financial Liabilities:
Contingent consideration	—	—	8,649	8,649
Foreign exchange derivative contracts	—	282	—	282

As of January 3, 2026
Financial Assets:
Interest rate swaps	$—	$11,230	$—	$11,230
Financial Liabilities:
Contingent consideration	—	—	16,562	16,562
Foreign exchange derivative contracts	—	804	—	804
The note receivable was received in conjunction with the Residential Transaction. Changes in fair value associated with the note receivable are recognized in Other expense/(income), net in the Condensed Consolidated Statements of Comprehensive Income. See Note 3 to these Notes to the Condensed Consolidated Financial Statements for further information regarding the note receivable.
The following table represents changes in the fair value of the note receivable (in thousands):

Balance as of January 3, 2026	$—
Receipt of note receivable at fair value	82,380
Changes in fair value	1,673
Balance as of October 3, 2026	$84,053
The contingent consideration as of October 3, 2026 and January 3, 2026 relates to earnout provisions recorded in conjunction with various purchase agreements.
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
The following table represents changes in the fair value of the contingent consideration liabilities (in thousands):

Balance as of January 3, 2026	$16,562
Payments of contingent consideration	(5,158)
Changes in fair value	(2,755)
Balance as of October 3, 2026	$8,649
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

A rollforward of the warranty reserve is as follows (in thousands):

Balance as of January 3, 2026	$70,652
Warranty expense	51,952
Warranty claims	(52,682)
Balance as of October 3, 2026	$69,922
(i)Income Taxes
A tax provision of $19.2 million, at an effective rate of 24.8%, was recorded during the three month period ended October 3, 2026, as compared to a tax provision of $23.1 million at an effective rate of 22.7% in the prior year period.
A tax provision of $68.4 million, at an effective rate of 25.5%, was recorded during the nine month period ended October 3, 2026, as compared to a tax provision of $63.6 million at an effective rate of 23.1% in the prior year period.
The effective tax rates were higher than the U.S. statutory tax rate of 21.0% primarily due to non-deductible expenses and state taxes.
(j)Non-Cash Share-Based Compensation
The company estimates the fair value of market-based stock awards at the time of grant and recognizes compensation cost over the vesting period of the awards. Non-cash share-based compensation expense was $5.8 million and $(0.5) million for the three month period ended October 3, 2026 and September 27, 2025, respectively. Non-cash share-based compensation expense was $20.3 million and $6.2 million for the nine month period ended October 3, 2026 and September 27, 2025, respectively.
(k)Earnings Per Share
Basic earnings per share is calculated based upon the weighted average number of common shares actually outstanding, and diluted earnings per share is calculated based upon the weighted average number of common shares outstanding and other dilutive securities.
The company’s potentially dilutive securities consist of shares issuable upon vesting of restricted stock grants, computed using the treasury method, and amounted to 29,000 and 53,000 for the three months ended October 3, 2026 and September 27, 2025, respectively.
The company’s potentially dilutive securities consist of shares issuable upon vesting of restricted stock grants, computed using the treasury method, and amounted to 19,000 and 27,000 for the nine months ended October 3, 2026 and September 27, 2025, respectively.
For the three and nine months ended September 27, 2025, the average market price of the company's common stock exceeded the exercise price of the Convertible Notes (as defined below) resulting in 334,000 and 624,000 diluted common stock equivalents to be included in the diluted net earnings per share, respectively.
(l)Common, Preferred and Treasury Stock
Shares Authorized
At October 3, 2026 and January 3, 2026, the company had 95,000,000 authorized shares of common stock and 2,000,000 authorized shares of non-voting preferred stock.
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
During the three and nine months ended October 3, 2026, the company repurchased 960,673 and 4,754,140 shares of its common stock under the program for $106.5 million and $672.4 million, respectively. During the three and nine months ended September 27, 2025, the company repurchased 1,049,354 and 3,462,088 shares of its common stock under the program for $148.6 million and $500.4 million, respectively. As of October 3, 2026, 12,899,080 shares had been purchased under the stock repurchase program and 2,100,920 shares remained authorized for repurchase.
The company also treats shares withheld for tax purposes on behalf of employees in connection with the vesting of restricted share grants as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. During the three months ended October 3, 2026 the company did not repurchase any shares of its common stock that were surrendered for withholding taxes related to restricted stock and during the nine months ended October 3, 2026 the company repurchased 62,107 shares for $9.9 million. During the three and nine months ended September 27, 2025, the company repurchased 105 and 83,089 shares of its common stock that were surrendered to the company for withholding taxes related to restricted stock vestings for less than $0.1 million and $13.9 million, respectively.
(m)Condensed Consolidated Statements of Cash Flows
Cash paid for interest was $73.0 million and $71.2 million for the nine months ended October 3, 2026 and September 27, 2025, respectively. Cash payments totaling $28.3 million and $43.3 million were made for income taxes for the nine months ended October 3, 2026 and September 27, 2025, respectively.
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
(2)REVENUE RECOGNITION
Disaggregation of Revenue
The company disaggregates its net sales by geographical location as the company believes it best depicts how the nature, timing and uncertainty of its net sales and cash flows are affected by economic factors. In general, the company recognizes revenue at the point in time control transfers to its customers based on contractual shipping terms.
The following table summarizes the company's net sales by geographical location (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 3, 2026	Sep 27, 2025	Oct 3, 2026	Sep 27, 2025
United States and Canada	$455,578	$433,705	$1,340,683	$1,260,140
Europe and Middle East	97,126	95,349	303,128	273,644
Asia	62,036	53,904	165,389	154,454
Latin America	37,835	23,043	89,524	61,085
Total	$652,575	$606,001	$1,898,724	$1,749,323
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
The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

	Oct 3, 2026	Jan 3, 2026
Contract assets	$904	$1,048
Contract liabilities	41,421	37,236
Non-current contract liabilities	20,990	20,987
During the nine month period ended October 3, 2026, the company recognized revenue of $26.8 million, which was included in the contract liability balance at the beginning of the period. Additions to contract liabilities representing amounts billed to customers in excess of revenue recognized to date were $31.8 million during the nine month period ended October 3, 2026.

Substantially all of the company's outstanding performance obligations will be satisfied within 12 to 36 months. There were no contract asset impairments during the nine month period ended October 3, 2026.
(3)EQUITY METHOD INVESTMENT AND NOTE RECEIVABLE
As a result of the completion of the Residential Transaction on February 2, 2026, the company deconsolidated the Residential Kitchen Equipment Group and recognized a loss on disposal within discontinued operations. See Note 8 to these Notes to the Condensed Consolidated Financial Statements for further information on the company's discontinued operations. Following the closing, the company retained a 49% non-controlling equity interest in Composition Brands, which now holds the Residential Kitchen Equipment business. The company accounts for its investment in Composition Brands under the equity method of accounting in accordance with ASC 323 Investments—Equity Method and Joint Ventures.
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
In connection with the Residential Transaction, the company entered into various commercial arrangements, pursuant to which the company will provide certain engineering, manufacturing, distribution, and sales channel support to Composition Brands on a transitional basis for initial periods of up to three years from the closing date of the Residential Transaction, with certain commercial arrangements automatically renewing for one-year terms until terminated. The company will also provide certain post-closing information technology, finance, tax, human resources, treasury, legal and supply chain services on a transitional basis for periods, generally up to 12 months from the closing date of the Residential Transaction (although certain services may be provided for up to 18 months from the closing date of the transaction if Composition Brands exercises its extension option), under the terms of a transition services agreement. Income and expenses related to these agreements are recognized in accordance with the underlying contractual terms and were not material to the company’s Condensed Consolidated Financial Statements for the period ended October 3, 2026.
No distributions or dividends were received from Composition Brands during the quarter ended October 3, 2026.
The company evaluates its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. As of October 3, 2026, no indicators of impairment were identified.
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
The note is presented as Note receivable in the Condensed Consolidated Balance Sheets and is measured at fair value at each reporting date, with changes in fair value recognized in Other expense/(income), net in the Condensed Consolidated Statements of Comprehensive Income.
As of October 3, 2026, the total fair value of the note receivable was $84.1 million. For the three and nine months ended October 3, 2026, the company recognized (loss)/income due to changes in fair value of $(2.8) million and $1.7 million, respectively.
(4)FINANCING ARRANGEMENTS
The following table provides information about the company's financing arrangements (in thousands):

	Oct 3, 2026	Jan 3, 2026
Term loan facility	$787,053	$805,097
Delayed draw term loan facility	625,037	637,135
Senior secured revolving credit line	336,000	698,500
Foreign loans	582	774
Total debt	1,748,672	2,141,506
Less: Current maturities of long-term debt	40,320	40,431
Long-term debt	$1,708,352	$2,101,075
Credit Facility
As of October 3, 2026, the company had $1.7 billion of borrowings outstanding under its credit facility (the "Credit Facility"), including $788.5 million outstanding under the term loan ($787.1 million, net of unamortized issuance fees) and $625.0 million outstanding under the delayed draw term loan. The company also had $0.3 million in outstanding letters of credit as of October 3, 2026, which reduces the borrowing availability under the Credit Facility. Remaining borrowing capacity under this facility was $2.1 billion at October 3, 2026.
At October 3, 2026, borrowings under the Credit Facility accrued interest at a rate of 1.375% above the daily simple or term Secured Overnight Financing Rate (“SOFR”) per annum or 0.375% above the highest of the prime rate, the federal funds rate plus 0.50% and one month Term SOFR plus 1.00%. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. As of October 3, 2026, borrowings under the Credit Facility accrued interest at a minimum of 1.375% above SOFR (with an additional spread adjustment of 0.10%) and the variable unused commitment fee will be at a minimum of 0.20%. The average interest rate per annum, inclusive of hedging instruments, on the debt under the Credit Facility was equal to 4.84% at the end of the period and the variable commitment fee was equal to 0.20% per annum as of October 3, 2026.
The term loan and delayed draw term loan facilities had an average interest rate per annum, inclusive of hedging instruments, of 4.99% as of October 3, 2026.
In addition, the company has international credit facilities to fund working capital needs outside the United States. At October 3, 2026, these foreign credit facilities amounted to $0.6 million with a weighted average per annum interest rate of approximately 0.17%.
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

	Oct 3, 2026		Jan 3, 2026
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$1,748,672	$1,750,156	$2,141,506	$2,143,695

The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At October 3, 2026, the company had outstanding floating-to-fixed interest rate swaps totaling $155.0 million notional amount carrying an average interest rate of 1.05% maturing in less than 12 months and $460.0 million notional amount carrying an average interest rate of 3.11% that mature in more than 12 months but less than 57 months.
At October 3, 2026, the company was in compliance with all covenants pursuant to its borrowing agreements.
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
During the three month period ended September 27, 2025, the company recognized interest expense of $1.9 million related to the Convertible Notes, including $1.3 million of contractual interest and $0.6 million of interest cost related to amortization of issuance costs. During the nine month period ended September 27, 2025, the company recognized interest expense of $7.5 million related to the Convertible Notes, including $5.1 million of contractual interest and $2.4 million of interest cost related to amortization of issuance costs.
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
Capped Call Transactions
In connection with the pricing of the Convertible Notes, the company entered into privately negotiated Capped Call Transactions and the company used the net proceeds of the offering of the Convertible Notes to pay the aggregate amount of $104.7 million for them. The company entered into two tranches of privately negotiated Capped Call Transactions in December 2021 in the aggregate amount of $54.6 million. On March 15, 2022, the company entered into an additional tranche of privately negotiated Capped Call Transactions in the amount of $9.7 million.
The Capped Call Transactions were expected generally to reduce the potential dilution and/or offset the cash payments the company was required to make in excess of the principal amount of the Convertible Notes upon conversion of the Convertible Notes in the event that the market price per share of the company's common stock was greater than the strike price of the Capped Call Transactions, with such reduction and/or offset subject to a cap based on the cap price of the Capped Call Transactions.
The company exercised its rights under the Capped Call Transactions upon conversion of the Convertible Notes in the third quarter of 2025, which resulted in the receipt of 472,432 shares of its common stock to be held in treasury. These transactions resulted in a $64.9 million increase in treasury stock, which was measured based on the fair market value of the shares received, offset by an equivalent increase in additional paid-in capital with no net impact to equity.
(5)FINANCIAL INSTRUMENTS
Foreign Exchange
The company periodically enters into derivative instruments, principally forward contracts, to reduce exposures pertaining to fluctuations in foreign exchange rates. The notional amount of foreign currency contracts outstanding was $157.4 million and $120.9 million as of October 3, 2026 and January 3, 2026, respectively. The fair value of these forward contracts was a loss of $0.3 million at the end of the third quarter of 2026.
Interest Rate
The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in other comprehensive income/(loss). As of October 3, 2026, the fair value of these instruments was an asset of $14.8 million. The change in fair value of these swap agreements in the first nine months of 2026 was a gain of $2.7 million, net of taxes.

The following table summarizes the fair value of interest rate swaps (in thousands):

Condensed Consolidated Balance Sheets Location	Oct 3, 2026	Jan 3, 2026
Prepaid expenses and other	$1,365	$1,516
Other assets	13,396	9,714
The following table summarizes the impact on earnings from interest rate swaps (in thousands):

		Three Months Ended		Nine Months Ended
	Location	Oct 3, 2026	Sep 27, 2025	Oct 3, 2026	Sep 27, 2025
Amount of gain/(loss) recognized in other comprehensive income	Other comprehensive (loss)/income	$8,055	$616	$9,827	$(2,093)
Gain reclassified from accumulated other comprehensive loss (effective portion)	Interest expense and deferred financing amortization, net	1,650	4,027	6,296	13,287
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
(6)SEGMENT INFORMATION
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
In accordance with ASC 280-10, Segment Reporting, the company operates in one reportable operating segment defined by management reporting structure and operating activities. The company’s reportable segment, the Commercial Foodservice Equipment Group, manufactures, sells, and distributes foodservice equipment for the restaurant and institutional kitchen industry.
Adjusted EBITDA is the profitability metric reported to the CODM for purposes of making decisions about resource allocation and assessing performance. The company defines Adjusted EBITDA as operating income less depreciation, intangible amortization, restructuring, acquisition related adjustments, impairments, stock compensation and other non-recurring items which management considers to be outside core operating results. The CODM reviews this metric regularly to evaluate segment profitability and identify trends. The CODM uses Adjusted EBITDA to support the allocation of resources predominantly in the annual budget and forecasting process. The company believes that investors find this measure useful in comparing the company's operating performance to that of other companies in its industry because this measure generally illustrates the underlying performance of the business.

The following table summarizes the results of operations for the company's business segment(1) (in thousands):

	Commercial Foodservice	Corporate and Other(2)	Total
Three Months Ended October 3, 2026
Net sales	$652,575	$—	$652,575
Cost of sales	403,539	(635)	402,904
Other segment items(3)	75,698	18,189	93,887
Segment adjusted EBITDA(4)	173,338	(17,554)	155,784
Depreciation expense(5)	7,485	444	7,929
Amortization expense(6)	11,285	625	11,910
Net capital expenditures	5,391	410	5,801

Nine Months Ended October 3, 2026
Net sales	$1,898,724	$—	$1,898,724
Cost of sales	1,155,445	(518)	1,154,927
Other segment items(3)	249,015	54,988	304,003
Segment adjusted EBITDA(4)	494,264	(54,470)	439,794
Depreciation expense(5)	22,031	1,536	23,567
Amortization expense(6)	32,466	1,876	34,342
Net capital expenditures	17,528	838	18,366

Three Months Ended September 27, 2025
Net sales	$606,001	$—	$606,001
Cost of sales	367,878	147	368,025
Other segment items(3)	76,501	19,244	95,745
Segment adjusted EBITDA(4)	161,622	(19,391)	142,231
Depreciation expense(5)	7,095	551	7,646
Amortization expense(6)	10,657	2,067	12,724
Net capital expenditures	7,016	267	7,283

Nine Months Ended September 27, 2025
Net sales	$1,749,323	$—	$1,749,323
Cost of sales	1,044,777	(241)	1,044,536
Other segment items(3)	234,902	58,801	293,703
Segment adjusted EBITDA(4)	469,644	(58,560)	411,084
Depreciation expense(5)	20,636	2,074	22,710
Amortization expense(6)	32,903	5,640	38,543
Net capital expenditures	22,219	405	22,624
(1)Non-operating expenses are not allocated to the reportable Commercial Foodservice segment. Non-operating expenses consist of interest expense and deferred financing amortization, net periodic pension benefit, income taxes, equity in losses of affiliate and other income and expense items outside of income from operations.
(2)Includes corporate and other general company operations.
(3)Other segment items includes operating expenses, which primarily consist of selling, general and administrative expenses. Other segment items excludes the impact of depreciation, intangible amortization, restructuring, stock compensation, impairments and other items that neither relate to the ordinary course of the company’s business nor reflect the company’s underlying business performance.
(4)Excludes the impacts mentioned in Other segment items.
(5)Includes depreciation on right of use assets.
(6)Includes amortization of deferred financing costs and, for the three and nine month period ended September 27, 2025, Convertible Notes issuance costs.

A reconciliation of Adjusted EBITDA to Net earnings from continuing operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 3, 2026	Sep 27, 2025	Oct 3, 2026	Sep 27, 2025
Adjusted EBITDA	$155,784	$142,231	$439,794	$411,084
Less: Other segment operating expenses(1)	57,058	18,440	110,058	64,220
Income from continuing operations	98,726	123,791	329,736	346,864
Interest expense and deferred financing amortization, net	22,875	25,299	73,898	64,371
Net periodic pension benefit	(2,449)	(1,597)	(7,306)	(4,714)
Other expense/(income), net	1,101	(2,026)	(4,972)	11,890
Earnings from continuing operations before income taxes	77,199	102,115	268,116	275,317
Provision for income taxes	19,167	23,131	68,362	63,617
Earnings from continuing operations before equity in net losses of affiliate	58,032	78,984	199,754	211,700
Equity in losses of affiliate, net of tax	(38,664)	—	(67,559)	—
Net earnings from continuing operations	$19,368	$78,984	$132,195	$211,700
(1)Consists of the impact of depreciation, intangible amortization, restructuring, stock compensation, impairments and other items that neither relate to the ordinary course of the company’s business nor reflect the company’s underlying business performance.
The following table summarizes total assets by segment (in thousands):

	Oct 3, 2026	Jan 3, 2026
Commercial Foodservice	$3,546,821	$3,569,952
Corporate and Other(1)	383,816	2,745,214
Total	$3,930,637	$6,315,166
(1)Includes corporate and other general company assets and assets of discontinued operations.
Geographic Information
The following table summarizes long-lived assets, excluding goodwill and other intangibles, by geographical location (in thousands):

	Oct 3, 2026	Jan 3, 2026
United States and Canada	$453,353	$311,296

Europe and Middle East	169,879	168,708
Asia	35,654	33,558
Latin America	10,186	10,988
Total International	215,719	213,254

Total long-lived assets - continuing operations	669,072	524,550

Non-current assets of discontinued operations	—	862,705
Total long-lived assets	$669,072	$1,387,255

(7)EMPLOYEE RETIREMENT PLANS
The following table summarizes the company's net periodic pension benefit related to the Aga Rangemaster Group Pension Scheme (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 3, 2026	Sep 27, 2025	Oct 3, 2026	Sep 27, 2025
Interest cost	$10,857	$11,985	$32,453	$35,413
Expected return on assets	(14,112)	(14,406)	(42,185)	(42,568)
Amortization of prior service cost	687	691	2,053	2,043
Total net periodic pension benefit	$(2,568)	$(1,730)	$(7,679)	$(5,112)
The pension costs for all other plans of the company were not material during the period. All components of pension benefit are included within Net periodic pension benefit in the Condensed Consolidated Statements of Comprehensive Income.
(8)DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
As discussed in Note 1 to these Notes to the Condensed Consolidated Financial Statements, the financial results of the Residential Kitchen and Food Processing Equipment Groups are reflected in the Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows as discontinued operations through the date of deconsolidation. The assets and liabilities of the Residential Kitchen and Food Processing Equipment Groups were reclassified and reported as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets through their respective deconsolidation dates.
Residential Kitchen Equipment Group
Upon classification as held for sale during the fourth quarter of 2025, the company ceased depreciating and amortizing long-lived assets within the disposal group, which primarily included property, plant and equipment, intangible assets, and operating lease right-of-use assets.
The Residential Transaction was completed on February 2, 2026. Upon the close of the Residential Transaction, the company retained a 49% non-controlling equity interest in Composition Brands, which now holds the Residential Kitchen Equipment business. The company received cash proceeds at closing of $564.6 million, net of cash disposed, and a promissory note payable by Composition Brands in the principal amount of $135.0 million, with an initial fair value of $82.4 million. The company's retained interest in Composition Brands had an initial fair value of $150.8 million. The company recognized a pre-tax loss of $94.9 million upon deconsolidation, including $50.8 million related to the remeasurement of the retained interest to fair value. During the third quarter of 2026, the company and Composition Brands finalized the post-closing purchase price adjustment related to the Residential Transaction, resulting in an adjustment due to the company of $4.9 million, recorded within Prepaid expenses and other in the Condensed Consolidated Balance Sheet as of October 3, 2026, and a reduction of the pre-tax loss recorded upon deconsolidation. The company received cash settlement of this adjustment subsequent to quarter-end, in the fourth quarter of 2026. See Note 3 to these Notes to the Condensed Consolidated Financial Statements for further information on the retained equity method investment and promissory note receivable.
Certain assets and liabilities included in the determination of consideration received for the Residential Transaction have not yet legally transferred to Composition Brands as of October 3, 2026. These assets and liabilities, which are associated with distribution operations in certain international locations, have not been deconsolidated and will remain classified as assets and liabilities of discontinued operations until legal transfer is completed, which is expected within one year of the closing date. Consideration allocated to this portion of the business of $6.5 million is included in Accrued expenses in Current liabilities of discontinued operations as of October 3, 2026.
Certain assets and liabilities that were previously associated with the Residential Kitchen Equipment Group were excluded from the scope of the Residential Transaction, including a defined benefit pension plan in the United Kingdom (the Aga Rangemaster Group Pension Scheme or the “Retained Plan”) and earnout obligations associated with several prior acquisitions.
The Retained Plan, which covers certain current and former employees of, and was previously sponsored by, a division within the Residential Kitchen Equipment Group, was not transferred to Composition Brands. The Retained Plan is not included in assets of discontinued operations. The ongoing net periodic pension benefit, actuarial gains and losses, and other comprehensive income/(loss) related to the Retained Plan are reflected in the company’s results of continuing operations. The Retained Plan is included within Corporate and Other in the company's business segment results. See Note 6 to these Notes to the Condensed Consolidated Financial Statements for further information regarding the company’s business segment results. Certain other immaterial defined benefit pension plans were included within the scope of the Residential Transaction and have been included within the results of discontinued operations.

Food Processing Equipment Group
On July 6, 2026, the company completed the previously announced separation of its food processing business, Midera Food Processing, Inc. (“Midera”), into a new, publicly traded company (the “Spin-off”). The Spin-off was achieved through the distribution by the company of 100% of the issued and outstanding shares of Midera common stock on a pro rata basis to the holders of the company’s common stock. The Spin-off was structured as a tax-free distribution for U.S. federal income tax purposes. Midera is now an independent public company trading under the symbol “MFP” on The Nasdaq Stock Market LLC.
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
Certain assets and liabilities included in the Food Processing Equipment Group have not yet legally transferred to Midera as of October 3, 2026. These assets and liabilities, which are associated with distribution operations in one international location, have not been deconsolidated and will remain classified as assets and liabilities of discontinued operations until legal transfer is completed.
Prior to the Spin-off, on June 29, 2026, Alkar Holdings, Inc., a wholly-owned subsidiary of the company as of July 4, 2026, entered into a five-year, $1.0 billion credit agreement (the "Midera Credit Facility") in connection with the anticipated Spin-off, which matures on June 29, 2031 and consists of a $750.0 million U.S. Dollar revolving credit facility and a $250.0 million multi-currency revolving credit facility.
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
In connection with the Spin-off, on July 6, 2026, the Midera Credit Facility, inclusive of all borrowings outstanding, and Midera Foreign Debt were transferred to Midera and are no longer reflected in the company's Condensed Consolidated Financial Statements.
Financial Information
The following tables summarize the operating results of the Residential Kitchen and Food Processing Equipment Groups as presented in Loss from discontinued operations, net of tax in the Condensed Consolidated Statements of Comprehensive Income (in thousands):

	Three Months Ended October 3, 2026
	Residential Kitchen	Food Processing	Total
Net sales	$13	$—	$13
Cost of sales	18	—	18
Gross profit	(5)	—	(5)
Selling, general and administrative expenses	(1,124)	29,774	28,650
Income/(loss) from operations	1,119	(29,774)	(28,655)
Other expense, net	55	25	80
Gain on disposition	(4,866)	—	(4,866)
Earnings/(loss) before income taxes	5,930	(29,799)	(23,869)
Benefit from income taxes	—	(2,886)	(2,886)
Earnings/(loss) from discontinued operations, net of tax	$5,930	$(26,913)	$(20,983)

	Three Months Ended September 27, 2025
	Residential Kitchen	Food Processing	Total
Net sales	$174,777	$201,353	$376,130
Cost of sales	120,486	132,314	252,800
Gross profit	54,291	69,039	123,330
Selling, general and administrative expenses	44,686	45,095	89,781
Restructuring expenses	2,456	17	2,473
Impairments	709,116	—	709,116
(Loss)/income from operations	(701,967)	23,927	(678,040)
Interest (income)/expense, net(1)	(160)	8	(152)
Net periodic pension cost	21	—	21
Other expense, net	438	2,720	3,158
(Loss)/earnings before income taxes	(702,266)	21,199	(681,067)
(Benefit from)/provision for income taxes	(94,836)	5,731	(89,105)
(Loss)/earnings from discontinued operations, net of tax	$(607,430)	$15,468	$(591,962)

	Nine Months Ended October 3, 2026
	Residential Kitchen	Food Processing	Total
Net sales	$51,834	$469,308	$521,142
Cost of sales	36,104	305,163	341,267
Gross profit	15,730	164,145	179,875
Selling, general and administrative expenses	21,502	143,723	165,225
Restructuring expenses	240	104	344
(Loss)/income from operations	(6,012)	20,318	14,306
Interest (income)/expense, net(1)	(17)	426	409
Other expense, net	823	1,300	2,123
Loss on disposition	90,045	—	90,045
(Loss)/earnings before income taxes	(96,863)	18,592	(78,271)
Provision for income taxes	31,966	18,834	50,800
Loss from discontinued operations, net of tax	$(128,829)	$(242)	$(129,071)
(1)Represents interest (income)/expense directly associated with, not allocated to, the Residential Kitchen and Food Processing Equipment Groups.

	Nine Months Ended September 27, 2025
	Residential Kitchen	Food Processing	Total
Net sales	$531,840	$585,454	$1,117,294
Cost of sales	369,005	374,546	743,551
Gross profit	162,835	210,908	373,743
Selling, general and administrative expenses	131,496	132,647	264,143
Restructuring expenses	5,538	69	5,607
Impairments	709,116	—	709,116
(Loss)/income from operations	(683,315)	78,192	(605,123)
Interest (income)/expense, net(1)	(1,029)	13	(1,016)
Net periodic pension cost	61	—	61
Other expense/(income), net	3,758	(8,108)	(4,350)
(Loss)/earnings before income taxes	(686,105)	86,287	(599,818)
(Benefit from)/provision for income taxes	(90,254)	16,806	(73,448)
(Loss)/earnings from discontinued operations, net of tax	$(595,851)	$69,481	$(526,370)
(1)Represents interest (income)/expense directly associated with, not allocated to, the Residential Kitchen and Food Processing Equipment Groups.
The following tables summarize the carrying amounts of major classes of assets and liabilities of discontinued operations as presented in the Condensed Consolidated Balance Sheets (in thousands):

	Oct 3, 2026
	Residential Kitchen	Food Processing	Total
ASSETS
Cash and cash equivalents	$1,167	$—	$1,167
Accounts receivable, net	2,752	159	2,911
Inventories, net	7,207	—	7,207
Prepaid expenses and other	196	—	196
Prepaid taxes	58	—	58
Property, plant and equipment, net	136	—	136
Other assets	134	—	134
Total assets of discontinued operations	$11,650	$159	$11,809

LIABILITIES
Accounts payable	$1,516	$42	$1,558
Accrued expenses	8,145	136	8,281
Long-term deferred tax liability	4	—	4
Other non-current liabilities	85	—	85
Total liabilities of discontinued operations	$9,750	$178	$9,928

	Jan 3, 2026
	Residential Kitchen	Food Processing	Total
ASSETS
Cash and cash equivalents	$22,208	$90,582	$112,790
Accounts receivable, net	109,280	215,310	324,590
Inventories, net	199,534	190,734	390,268
Prepaid expenses and other	17,951	73,778	91,729
Prepaid taxes	—	611	611
Property, plant and equipment, net	150,561	161,035	311,596
Goodwill	229,964	502,317	732,281
Other intangibles, net	385,133	173,256	558,389
Long-term deferred tax assets	—	1,217	1,217
Pension benefits assets	1,150	—	1,150
Other assets	49,410	24,880	74,290
Valuation allowance - loss on classification as held for sale	(62,750)	—	(62,750)
Total assets of discontinued operations	$1,102,441	$1,433,720	$2,536,161

LIABILITIES
Current maturities of long-term debt	$—	$3,989	$3,989
Accounts payable	53,151	74,312	127,463
Accrued expenses	93,247	212,996	306,243
Long-term debt	—	27,507	27,507
Long-term deferred tax liability	71,649	37,333	108,982
Other non-current liabilities	24,288	36,700	60,988
Total liabilities of discontinued operations	$242,335	$392,837	$635,172
(9)SUBSEQUENT EVENT
On November 4, 2026, the company entered into a five-year Ninth Amended and Restated Credit Agreement consisting of a $2.0 billion multicurrency revolving facility and a $1.0 billion USD Term Loan A facility (the "Credit Agreement"). The amended credit facilities mature on November 4, 2031. The Credit Agreement amends and restates the company's prior Credit Facility, which had a maturity date of April 28, 2028. A portion of the proceeds from the facilities under the Credit Agreement were used to refinance the prior Credit Facility. See Note 4 to these Notes to the Condensed Consolidated Financial Statements for further information on the company's prior Credit Facility.
The Term Loan A facility will amortize in quarterly installments due on the last day of each fiscal quarter, commencing on or about April 3, 2027, in an amount equal to 0.625% of the original aggregate principal amount of such borrowing, with the balance, plus any accrued interest, due and payable on November 4, 2031.
Borrowings in U.S. dollars shall bear interest based on term SOFR or a base rate that is the highest of the Federal Funds Rate plus 0.5%, the prime rate, Term SOFR plus 1.0%, or 1.0%. Borrowings in foreign currencies bear interest based on local reference rates. Initial borrowing margins will be 0.5% for base rate and Canadian prime rate borrowings and 1.5% for all other borrowings through the fiscal quarter ending on or about April 3, 2027. Thereafter, the applicable margin for borrowing will range from 0.25% to 0.75% in the case of base rate and Canadian prime rate loans and 1.25% to 1.75% in the case of all other loans, in each case, based on the most recent total net leverage ratio and may be adjusted quarterly based on the company's most recent net leverage ratio on a rolling four-quarter basis. Additionally, a commitment fee based on the leverage ratio will be charged on the unused portion of the commitments under the revolving credit facility.
Covenants in the Credit Agreement limit the ability of the company and its subsidiaries to: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; make certain investments; enter into certain sale-leaseback transactions; change its line of business or fiscal year; and enter into certain transactions with affiliates.
The Credit Agreement requires the company to satisfy certain financial covenants including: (i) a maximum secured net leverage ratio of 3.75 to 1.00, which may be adjusted to 4.25 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions and (ii) a minimum consolidated interest coverage ratio of 3.00 to 1.00.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company. Such factors include, but are not limited to, the possibility that the company may not realize all or any of the expected benefits of the spin-off of Midera Food Processing, Inc.; volatility in earnings resulting from goodwill and trade name impairment losses, which may occur irregularly and in varying amounts; variability in financing costs and interest rates; quarterly variations in operating results; dependence on key customers; international exposure; risks associated with the company’s foreign operations, including foreign exchange, tariffs and political risks affecting international sales; unfavorable tax law changes and tax authority rulings; ability to protect trademarks, copyrights and other intellectual property; cybersecurity attacks and other breaches in security; changing market conditions, including inflation; the impact of competitive products and pricing; the impact of announced management and organizational changes; the state of the credit markets and consumer credit; intense competition in the company's business segments including the impact of both new and established global competitors; the timely development and market acceptance of the company’s products; the availability and cost of raw materials; the company's continued ability to realize profitable growth through the sourcing and completion of strategic acquisitions; the costs, profitability, timing and the financial impact of, and charges associated with, the company's discontinuing of its brewing businesses; and other risks detailed herein and from time-to-time in the company’s SEC filings, including the company’s 2025 Annual Report on Form 10-K. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this report are made only as of the date hereof and, except as required by federal securities laws and rules and regulations of the SEC, the company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Residential Transaction
On February 2, 2026, the company completed a transaction selling a 51% stake in its Residential Kitchen Equipment Group to an affiliate of 26North Partners LP (the “Residential Transaction”). The company received net cash proceeds at closing of $564.6 million and a promissory note in the principal amount of $135.0 million, and recorded a pre-tax loss on disposition of $90.0 million. Following the close of the Residential Transaction, the company retained a 49% non-controlling equity interest in Composition Brands, a new standalone entity holding the Residential Kitchen Equipment business.
The results of the Residential Kitchen Equipment Group are presented as discontinued operations in the company’s Condensed Consolidated Financial Statements. The Residential Kitchen Equipment Group was historically presented as a reportable segment. See Notes 1 and 8 to the Condensed Consolidated Financial Statements for further details.
Midera Spin-off
On July 6, 2026, the company completed the previously announced separation of its food processing business, Midera Food Processing, Inc. (“Midera”), into a new, publicly traded company (the “Spin-off”). The Spin-off was achieved through the distribution by the company of 100% of the issued and outstanding shares of Midera common stock on a pro rata basis to the holders of the company’s common stock. The Spin-off was structured as a tax-free distribution for U.S. federal income tax purposes. Midera is now an independent public company trading under the symbol “MFP” on The Nasdaq Stock Market LLC.
Midera's results are presented as discontinued operations in the company’s Condensed Consolidated Financial Statements. Midera, as the Food Processing Equipment Group, was historically presented as a reportable segment. See Notes 1 and 8 to the Condensed Consolidated Financial Statements for further details.
Following the completion of the Residential Transaction and Midera Spin-off, the company is reevaluating its segment structure.
Current Events
The current domestic and international political environment has contributed to uncertainty surrounding the future state of the global economy. Recent significant trade policy and tariff actions by the U.S. government and many other countries have created significant uncertainty and potential risks for the company. The tariffs imposed to date have increased the cost of certain raw materials and components, and while the company is actively exploring opportunities to mitigate these increased costs, there can be no assurance of the company’s ability to offset the impact of these tariffs fully. Furthermore, the imposition of retaliatory tariffs from other countries on the company's exported products could negatively affect demand and future sales volumes. The long-term effects of current and future tariffs and any future trade policy changes on the global economy and the industries in which the company operates remain uncertain and could have a material adverse effect on the company's financial statements in any particular reporting period. Even in light of such headwinds, the company remains focused on delivering strong financial results and executing on its long-term strategy and profitability objectives, as well as continuing to identify operational efficiencies in all aspects of its business.
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
The company continues to actively monitor global supply chain, labor and logistics constraints, which have had a negative impact on the company's ability to source parts and complete and ship units. While the company is seeing improvement on certain supply chain and logistics constraints, supply chains for certain key components remain distressed and uncertain given trade policy and tariff actions. The decreased availability of resources and inflationary costs have resulted in heightened inventory levels. To combat these pressures, the company has evaluated alternative sourcing, dual sourcing and collaborated across the organization, where appropriate, without materially presenting new risks or increasing current risks around quality and reliability. The company's capital resources have been, and the company expects they will continue to be, sufficient to address these challenges.
Results of Operations
The following table sets forth certain items in the Condensed Consolidated Statements of Comprehensive Income as a percentage of net sales for the periods presented:

	Three Months Ended		Nine Months Ended
	Oct 3, 2026	Sep 27, 2025	Oct 3, 2026	Sep 27, 2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.7	60.7	60.8	59.7
Gross profit	38.3	39.3	39.2	40.3
Selling, general and administrative expenses	19.6	18.8	20.5	20.3
Restructuring expenses	0.4	0.1	0.2	—
Impairments	3.1	—	1.1	—
Income from continuing operations	15.2	20.4	17.4	20.0
Interest expense and deferred financing amortization, net	3.5	4.2	3.9	3.7
Net periodic pension benefit	(0.4)	(0.3)	(0.4)	(0.3)
Other expense/(income), net	0.2	(0.3)	(0.3)	0.7
Earnings from continuing operations before income taxes	11.9	16.8	14.2	15.9
Provision for income taxes	2.9	3.8	3.6	3.6
Earnings from continuing operations before equity in net losses of affiliate	9.0	13.0	10.6	12.3
Equity in losses of affiliate, net of tax	(5.9)	—	(3.6)	—
Net earnings from continuing operations	3.1	13.0	7.0	12.3
Loss from discontinued operations, net of tax	(3.2)	(97.7)	(6.8)	(30.1)
Net (loss)/earnings	(0.1)%	(84.7)%	0.2%	(17.8)%
Three Months Ended October 3, 2026 as compared to Three Months Ended September 27, 2025
Net Sales
Net sales for the three month period ended October 3, 2026 increased by $46.6 million or 7.7% to $652.6 million, as compared to $606.0 million in the three month period ended September 27, 2025. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the three month period ended October 3, 2026 had an immaterial impact on net sales. Domestically, the company realized a sales increase of $21.9 million, or 5.0%, to $455.6 million, as compared to $433.7 million in the prior year period. The increase in domestic sales is primarily related to higher sales volumes with restaurant chain customers. International sales increased $24.7 million, or 14.3%, to $197.0 million, as compared to $172.3 million in the prior year period. The increase in international sales is related to higher sales volumes, primarily in the Asian and Latin American markets.

Gross Profit
Gross profit increased to $249.7 million in the three month period ended October 3, 2026, as compared to $238.0 million in the prior year period, primarily driven by higher sales volumes. Gross profit in the three month period ended October 3, 2026 included a favorable impact of approximately $5.0 million related to the receipt of tariff refunds and the unfavorable impact of non-cash inventory reserve charges associated with the decision to close the company's brewing businesses. The impact of foreign exchange rates increased gross profit by approximately $0.6 million. The gross margin rate was 38.3% in the three month period ended October 3, 2026, as compared to 39.3% in the prior year period, primarily negatively impacted by input cost inflation and product mix, partially offset by receipt of tariff refunds. The gross margin rate, excluding the impact of foreign exchange, was 38.2%.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $128.1 million in the three month period ended October 3, 2026, as compared to $113.8 million in the three month period ended September 27, 2025. As a percentage of net sales, selling, general and administrative expenses were 19.6% in the three month period ended October 3, 2026 as compared to 18.8% in the three month period ended September 27, 2025.
Selling, general and administrative expenses reflect increases in combined compensation costs and share-based compensation of $13.5 million and strategic transaction costs of $2.3 million, partially offset by a decrease in professional fees of $1.8 million. Foreign exchange rates had an immaterial impact in the quarter.
Restructuring Expenses
Restructuring expenses were $2.5 million for the three month period ended October 3, 2026 and $0.3 million for the three month period ended September 27, 2025. Restructuring expenses in the three month periods ended October 3, 2026 and September 27, 2025 related primarily to headcount reductions.
Impairments
Non-cash impairment charges of $20.4 million were recorded during the three month period ended October 3, 2026, including $20.0 million related to the decision to close the company's brewing businesses and $0.4 million of other asset impairments. These charges include write-downs related to intangible assets, property, plant and equipment, operating lease right-of-use assets, and a cost method investment in a brewing-related business. See Note 1 to the Condensed Consolidated Financial Statements for further details.
Non-operating Income and Expenses
Interest and deferred financing amortization costs were $22.9 million in the three month period ended October 3, 2026, as compared to $25.3 million in the prior year period, reflecting lower debt levels. Net periodic pension benefit increased $0.8 million to $2.4 million in the three month period ended October 3, 2026, as compared to $1.6 million in the prior year period, primarily due to a decrease in the discount rate used to calculate interest cost in the current year. Other expense was $1.1 million in the three month period ended October 3, 2026, as compared to other income of $2.0 million in the prior year period. The change was primarily driven by a loss of $2.8 million in the current period related to the change in fair value of the note receivable.
Income Taxes
A tax provision of $19.2 million, at an effective rate of 24.8%, was recorded during the three month period ended October 3, 2026, as compared to a tax provision of $23.1 million at an effective rate of 22.7% in the prior year period. The effective tax rate was higher than the U.S. statutory tax rate of 21.0% primarily due to non-deductible expenses and state taxes.
Equity in Losses of Affiliate, Net of Tax
Equity in losses of affiliate, net of tax, representing the company's share of Composition Brands' results, were $38.7 million for the three month period ended October 3, 2026, which included $24.3 million of expenses from preliminary purchase accounting adjustments and $9.1 million of interest expense. The company has elected to report its share of Composition Brands' results of operations on a one-quarter lag. The results recognized during the three month period ended October 3, 2026 cover the three month period ending on July 4, 2026. See Note 3 to the Condensed Consolidated Financial Statements for further details.
Loss from Discontinued Operations, Net of Tax
Losses from discontinued operations, net of tax, were $21.0 million in the three month period ended October 3, 2026, as compared to $592.0 million in the three month period ended September 27, 2025. Prior year results include activity for the entirety of the Residential Kitchen and Food Processing Equipment Groups, whereas current period results only include activity associated with limited distribution operations in certain international locations that have not yet transferred as of October 3, 2026, and legal and other professional fees associated with completion of the Spin-off. Prior year results also include $709.1 million of impairment charges related to goodwill and several trademarks within the Residential Kitchen Equipment Group. See Note 8 to the Condensed Consolidated Financial Statements for further details.
Nine Months Ended October 3, 2026 as compared to Nine Months Ended September 27, 2025
Net Sales
Net sales for the nine month period ended October 3, 2026 increased by $149.4 million, or 8.5%, to $1,898.7 million as compared to $1,749.3 million in the nine month period ended September 27, 2025. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the nine month period ended October 3, 2026 increased net sales by approximately $9.2 million. Excluding the impact of foreign exchange, sales increased 8.0% for the nine month period ended October 3, 2026 as compared to the prior year period. Domestically, the company realized a sales increase of $80.6 million, or 6.4%, to $1,340.7 million, as compared to $1,260.1 million in the prior year period. The increase in domestic sales is related to an inflection in demand and higher sales volumes. International sales increased $68.8 million, or 14.1%, to $558.0 million, as compared to $489.2 million in the prior year period. Excluding the impact of foreign exchange, the increase in international sales was $59.6 million, or 12.2%. The increase in international sales is related to higher sales volumes, primarily in European and Latin American markets.
Gross Profit
Gross profit increased to $743.8 million in the nine month period ended October 3, 2026 as compared to $704.8 million in the prior year period, primarily driven by higher sales volumes. Gross profit in nine month period ended October 3, 2026 included a favorable impact of approximately $10.0 million related to the receipt of tariff refunds and the unfavorable impact of non-cash inventory reserve charges associated with the decision to close the company's brewing businesses. The impact of foreign exchange rates increased gross profit by approximately $3.8 million. The gross margin rate was 39.2% in the nine month period ended October 3, 2026 as compared to 40.3% in the nine month period ended September 27, 2025, primarily impacted by tariffs, input cost inflation and product mix. The gross margin rate, excluding the impact of foreign exchange, was 39.1%.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $389.0 million in the nine month period ended October 3, 2026, as compared to $355.7 million in the nine month period ended September 27, 2025. As a percentage of net sales, selling, general and administrative expenses were 20.5% in the nine month period ended October 3, 2026, as compared to 20.3% in the nine month period ended September 27, 2025.
Selling, general and administrative expenses reflect increases in combined compensation costs and share-based compensation of $29.4 million, strategic transaction costs of $2.7 million, travel and entertainment expenses of $2.1 million, and advertising and marketing expenses of $1.8 million. This was offset by lower contingent consideration of $2.9 million and professional fees of $2.6 million. Foreign exchange rates had an unfavorable impact of $2.4 million.
Restructuring Expenses
Restructuring expenses increased $2.4 million to $4.6 million in the nine month period ended October 3, 2026 from $2.2 million in the nine month period ended September 27, 2025. Restructuring expenses in the nine month periods ended October 3, 2026 and September 27, 2025 related primarily to headcount reductions and facility consolidations.
Impairments
Non-cash impairment charges of $20.4 million were recorded during the nine month period ended October 3, 2026, including $20.0 million related to the decision to close the company's brewing businesses and $0.4 million of other asset impairments. These charges include write-downs related to intangible assets, property, plant and equipment, operating lease right-of-use assets, and a cost method investment in a brewing-related business. See Note 1 to the Condensed Consolidated Financial Statements for further details.
Non-operating Income and Expenses
Interest and deferred financing amortization costs were $73.9 million in the nine month period ended October 3, 2026, as compared to $64.4 million in the prior year period, primarily reflecting the increase in interest rates. Net periodic pension benefit increased $2.6 million to $7.3 million in the nine month period ended October 3, 2026, as compared to $4.7 million in the prior year period related to the decrease in discount rate used to calculate interest cost in the current year. Other income was $5.0 million in the nine month period ended October 3, 2026, as compared to other expense of $11.9 million in the prior year period and consists primarily of foreign exchange gains and losses.

Income Taxes
A tax provision of $68.4 million, at an effective rate of 25.5%, was recorded during the nine month period ended October 3, 2026, as compared to $63.6 million at an effective rate of 23.1% in the prior year period. The effective tax rate was higher than the U.S. statutory tax rate of 21.0% primarily due to non-deductible expenses and state taxes.
Equity in Losses of Affiliate, Net of Tax
Equity in losses of affiliate, net of tax, representing the company's share of Composition Brands' results, was $67.6 million for the nine month period ended October 3, 2026, which included $41.3 million of expenses from preliminary purchase accounting adjustments, $15.2 million of interest expense and $5.0 million of transaction-related costs. The company has elected to report its share of Composition Brands' results of operations on a one-quarter lag. The results recognized during the nine month period ended October 3, 2026 cover the period beginning on the date the Residential Transaction was completed, February 2, 2026, and ending on July 4, 2026. See Note 3 to the Condensed Consolidated Financial Statements for further details.
Loss from Discontinued Operations, Net of Tax
Losses from discontinued operations, net of tax, were $129.1 million in the nine month period ended October 3, 2026, as compared to $526.4 million in the nine month period ended September 27, 2025. During the nine month period ended October 3, 2026, the company recorded a pre-tax loss on disposition of $90.0 million related to the Residential Transaction. Prior year results include activity for the full reporting period, whereas current period results only include activity through the close of the Residential Transaction on February 2, 2026 and Spin-off on July 6, 2026, and limited distribution operations in certain international locations that have not yet transferred as of October 3, 2026. Prior year results also include $709.1 million of impairment charges related to goodwill and several trademarks within the Residential Kitchen Equipment Group. See Note 8 to the Condensed Consolidated Financial Statements for further details.
Financial Condition and Liquidity
Total cash and cash equivalents decreased by $27.4 million to $104.3 million at October 3, 2026 from $131.7 million at January 3, 2026. Total debt decreased to $1.7 billion at October 3, 2026 from $2.1 billion at January 3, 2026.
Operating Activities
Net cash provided by operating activities - continuing operations after changes in assets and liabilities amounted to $258.3 million as compared to $298.7 million in the prior year. During the nine month period ended October 3, 2026, working capital changes impacted operating cash flows primarily driven by increased inventory levels of $24.2 million due to increased sales and inflationary increases in costs, a decrease in prepaid expenses and other assets of $23.1 million due to impacts from the timing of tax payments, an increase in accounts receivable of $63.6 million due to timing of sales and higher sales volumes, an increase in accounts payable of $24.8 million and a decrease of $23.5 million in accrued expenses and other liabilities, including impacts from the timing of payments made for taxes, various customer programs and incentive programs.
Investing Activities
During the nine month period ended October 3, 2026, net cash provided by investing activities - continuing operations amounted to $546.2 million. This included $564.6 million in proceeds received from the closing of the Residential Transaction, net of cash transferred, offset by $18.4 million of capital expenditures primarily to upgrade production equipment and manufacturing facilities.
Financing Activities
Net cash flows used in financing activities - continuing operations amounted to $854.1 million during the nine month period ended October 3, 2026. The company’s borrowing activities during 2026 included $393.3 million of net repayments under its Credit Facility. Additionally, in 2026 the company repurchased $682.3 million of Middleby common stock shares. This was comprised of $672.4 million used to repurchase 4,754,140 shares of its common stock under a repurchase program and $9.9 million to repurchase 62,107 shares of Middleby common stock that were surrendered to the company for withholding taxes related to restricted stock vestings.
At October 3, 2026, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
Recently Issued Accounting Standards
See Note 1 to the Condensed Consolidated Financial Statements for further information on new accounting pronouncements.

Critical Accounting Policies and Estimates
Management's discussion and analysis of financial condition and results of operations are based upon the company's Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures. On an ongoing basis, the company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions and any such differences could be material to the company's Condensed Consolidated Financial Statements. There have been no changes in the company's critical accounting policies, which include revenue recognition, inventories, goodwill and indefinite-life intangibles, convertible debt, pension benefits, and income taxes, as discussed in the company's Annual Report on Form 10-K for the year ended January 3, 2026 (the “2025 Annual Report on Form 10-K”), except for the adoption of new critical accounting policies pertaining to equity method investments and note receivables, which were implemented in connection with the Residential Transaction completed during the current year, as discussed in Note 3 to the Condensed Consolidated Financial Statements.
Item 3.      Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s variable rate debt obligations (in thousands):

2026	$10,105
2027	40,277
2028	1,697,913
2029	59
2030 and thereafter	318
$1,748,672
The company is exposed to interest rate risk on its floating-rate debt. The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of October 3, 2026, the fair value of these instruments was an asset of $14.8 million. The change in fair value of these swap agreements in the first nine months of 2026 was a gain of $2.7 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.
Foreign Exchange Derivative Financial Instruments
The company uses derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third-party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted foreign exchange rates would not have a material impact on the company's financial position, results of operations and cash flows. The fair value of the forward contracts was a loss of $0.3 million at the end of the third quarter of 2026.
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
As of October 3, 2026, the company's management, with the participation of the company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended October 3, 2026, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the nine months ended October 3, 2026, except as follows:
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds
(c)Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program(1)
July 5, 2026 to August 1, 2026	—	$—	—	3,061,593
August 2, 2026 to August 29, 2026	93,626	115.16	93,626	2,967,967
August 30, 2026 to October 3, 2026	867,047	110.39	867,047	2,100,920
Quarter ended October 3, 2026	960,673	$110.86	960,673	2,100,920
(1)On November 7, 2017, the company's Board of Directors resolved to terminate the company's existing share repurchase program, effective as of such date, which was originally adopted in 1998, and approved a new stock repurchase program. This program authorizes the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. In May 2022, July 2024 and May 2025, the company's Board of Directors approved the repurchase of an additional 2,500,000, 2,500,000 and 7,500,000 shares of its outstanding common stock under the current program, respectively. As of October 3, 2026, the total number of shares authorized for repurchase under the program is 15,000,000 shares. As of October 3, 2026, 12,899,080 shares had been purchased under the stock repurchase program and 2,100,920 shares remained authorized for repurchase.
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
Item 6.      Exhibits
The following exhibits are either filed with this report or incorporated by reference into this report:

2.1
Separation and Distribution Agreement, by and between The Middleby Corporation and Midera Food Processing, Inc., dated as of July 5, 2026, incorporated by reference to the company’s Form 8-K Exhibit 2.1 filed on July 6, 2026.

10.1
Tax Matters Agreement, by and between The Middleby Corporation and Midera Food Processing, Inc., dated as of July 5, 2026, incorporated by reference to the company’s Form 8-K Exhibit 10.1 filed on July 6, 2026.

10.2
Employee Matters Agreement, by and between The Middleby Corporation and Midera Food Processing, Inc., dated as of July 5, 2026, incorporated by reference to the company’s Form 8-K Exhibit 10.2 filed on July 6, 2026.

10.3
Intellectual Property Matters Agreement, by and between The Middleby Corporation and Midera Food Processing, Inc., dated as of July 5, 2026, incorporated by reference to the company’s Form 8-K Exhibit 10.3 filed on July 6, 2026.

10.4
Transition Services Agreement, by and between The Middleby Corporation and Midera Food Processing, Inc., dated as of July 5, 2026, incorporated by reference to the company’s Form 8-K Exhibit 10.4 filed on July 6, 2026.

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
101
Financial statements on Form 10-Q for the quarter ended October 3, 2026, filed on November 12, 2026, formatted in Inline Extensive Business Reporting Language (iXBRL); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline Extensive Business Reporting Language (iXBRL) and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	November 12, 2026	By:	/s/ Brittany C. Cerwin
Brittany C. Cerwin
Chief Financial Officer